Form 10-K
period 2025-12-31
Grown Rogue International Inc.
filed 2026-04-08
CIK 1463000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-53646

Grown Rogue International Inc.

(Exact Name of Registrant as Specified in Its Charter)

Canada	98-1463866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

550 Airport Road

Medford, Oregon, United States, 97504

(Address of Principal Executive Offices)(Zip Code)

(458) 226-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Subordinate Voting Shares, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of Subordinate Voting Shares held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was approximately $84,996,520 based on the closing sale price reported for such date on the OTCQB Venture Market. Subordinate Voting Shares held by each executive officer, director and holder of more than 5% of the registrant’s Subordinate Voting Shares have been excluded based on the assumption that such persons may be deemed to be affiliates. These assumptions should not be deemed to constitute an admission that such persons are affiliates, or that there are not other persons who may be deemed to be affiliates, of the registrant. The registrant’s Multiple Voting Shares are not listed on a national securities exchange or traded in an over-the-counter market.

As of April 7, 2026, the registrant had 249,938,980 Subordinate Voting Shares and 0 Multiple Voting Shares outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the information included in this Annual Report on Form 10-K (this “Annual Report”) is based upon express or implied estimates, projections or other “forward-looking statements” within the meaning of the U.S. federal securities laws. Such forward-looking statements include any projections or estimates made by Grown Rogue International, Inc. (“we,” “us,” “our,” or the “Company”) and our management in connection with our business operations. These statements may relate to future events or our future financial performance. This Annual Report may also contain estimates, projections data, and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates, derived from reports, research surveys, studies and similar materials prepared by third parties, industry and general publications, government data and similar sources.

In some cases you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of those terms or other comparable terminology that does not relate strictly to historical or factual matters. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results may vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested therein. Such forward-looking statements involve various risks and uncertainties and other factors, including those risks described in Item 1A – “Risk Factors” below, as may be updated from time to time in our periodic filings with the SEC which are accessible on the SEC’s website at www.sec.gov, and which may cause our actual results, levels of activities, performance or achievements to be materially different from any projected results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties. All forward-looking statements in this Annual Report apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Annual Report and in other filings we make with the SEC. Except as required by applicable law, including federal securities laws, we do not undertake to update or revise any of forward-looking statements to reflect subsequent events or conform those statements to actual results.

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (this “Annual Report”), unless context otherwise requires, references to “we,” “us,” “our,” “Grown Rogue” or the “Company” refer to Grown Rogue International Inc., a Canadian corporation, and each of its subsidiaries, taken together.

History and Development of the Company

We were incorporated on September 22, 1978 as Bonanza Red Lake Explorations Inc. under the Business Corporations Act (Ontario). Until 2016, we operated predominantly as a mining and energy company. During that period we also underwent several name changes, from Bonanza Red Lake Explorations Inc. to Eugenic Corp; from Eugenic Corp to Eagleford Energy Inc.; and from Eagleford Energy Inc. to Eagleford Energy Corp.

In 2016, we divested ourself of our mining and energy assets, changed our name to Intelligent Content Enterprises Inc. and began operating as a digital media and technology company. In 2017, we changed our name to Novicius Corp. and began implementing native advertising and ad-overlay services on our digital media assets.

In 2018, we, together with Grown Rogue Canada, an Ontario corporation, and Grown Rogue Unlimited, LLC, an Oregon limited liability company and our wholly-owned subsidiary (“GR Unlimited”), completed a reverse triangular merger (the “Merger”). In conjunction with the Merger, we changed our name to Grown Rogue International Inc. and began operating as a fully integrated, seed to experience cannabis brand with a focus on user experience.

On May 3, 2021, Canopy Management, LLC (“Canopy”), an entity controlled by our Chief Executive Officer, Obie Strickler (our “CEO”), acquired an option to purchase a 60% interest in Golden Harvests, LLC (“Golden Harvests”), a fully licensed and operating cultivation company located in Bay City, Michigan. Simultaneously Canopy provided GR Unlimited with an option to acquire a majority interest in Canopy pending its receipt of state and regulatory approvals. In January 2023, we exercised that option and held an 87% interest in Canopy through GR Unlimited. On April 24, 2024, we acquired the remaining 13% non-controlling interest in Canopy. On May 29, 2025, Canopy was dissolved due to achievement of regulatory milestones related to Golden Harvests’ cannabis license, and all existing agreements and obligations were assigned and transferred to GR Unlimited.

On April 14, 2022, we, through our wholly-owned subsidiary Grown Rogue Distribution, LLC, closed on the acquisition of substantially all of the assets of the growing operations of High Street Capital Partners, LLC located in Medford, Oregon.

On October 3, 2023, GR Unlimited entered into two options agreements to acquire up to 100% of the equity interests of ABCO Garden State, LLC (“ABCO”) in three transactions (i) the first option was exercisable for 26% of the equity interests (the “First Option”), the second option is exercisable for 44% of the equity interests (the “Second Option”) pending regulatory approval of the change in ownership from the New Jersey Cannabis Regulatory Commission (the “CRC”), and (iii) at any time after the second anniversary of the exercise of the Second Option, GR Unlimited shall have the option to acquire ABCO’s remaining outstanding equity interests. ABCO was granted a cultivation and manufacturing license by the CRC, and, on May 31, 2024, GR Unlimited exercised the First Option. On August 28, 2024, we announced that ABCO commenced operations.

On January 16, 2024, we, through Grown Rogue Retail Ventures LLC, our wholly-owned subsidiary, entered into a definitive agreement to invest in and support Nile of NJ LLC (“Nile”) in the development of an adult-use dispensary in West New York, New Jersey. We, GR Unlimited, and Grown Rogue West New York, LLC, our majority owned subsidiary, also entered into a series of secured convertible note transactions with Nile (collectively, the “Nile Notes”), pursuant to the terms of which we have the option to convert, upon receipt of regulatory approval from the CRC, all or a portion of the outstanding balance of the Nile Notes into up to 70% of Nile’s equity.

On March 5, 2024, we formed Rogue EBC, LLC (“Rogue EBC”) as a joint venture with EBC Ventures (“EBC”) to enter the Illinois market. We initially owned 70% of Rogue EBC, while EBC owned the remaining 30%, however, on September 20, 2025 we entered into an agreement to acquire EBC’s interest in Rogue EBC with closing contingent on approval by the Illinois Department of Agriculture.

On December 8, 2025, ABCO, entered into an agreement with Blackwell & Associates, for the construction of the Grandview Phase II project located in Paulsboro, New Jersey. Substantial completion of the project is currently targeted for April 15, 2026.

On December 9, 2025, we entered into a long-term lease for a cultivation facility located in Fridley, Minnesota, a suburb of Minneapolis. Simultaneously, we entered into a sublease of the facility and a management services agreement, the latter of which remains subject to regulatory approval, with Christian Stiers, the holder of a social equity cultivation license. We currently anticipate products being available for sale beginning in the first quarter of 2027.

On March 11, 2026, we, through our majority owned subsidiary Grown Rogue Management Associates LLC (“GRMA”), entered into a Membership Interest Purchase Agreement with the members of Sea Craft, LLC (“Sea Craft”), the holder of an Illinois Adult Use Cannabis Craft Grower License, pursuant to which GRMA agreed, subject to Sea Craft’s receipt regulatory approvals necessary to consummate the transaction, to acquire 49% of Sea Craft’s issued and outstanding ownership interests, and to grant the majority holder of Sea Craft’s remaining issued and outstanding ownership interests an option, subject to certain conditions precedent, to require GRMA to purchases the interests.

Effective June 30, 2025, we failed to meet the SEC’s definition of a “foreign private issuer” and accordingly, have converted our financial statements from IFRS to accounting principles generally accepted in the United States of America (“GAAP”) for the years ending December 31, 2024 and 2025.

Business Overview

Following completion of the Merger, we became a fully integrated, seed to experience cannabis brand with a focus on user experience.

We manage indoor and outdoor growing facilities in the Rogue Valley of Southern Oregon to take advantage of the unique microclimates inherent to each of the various farm locations that help create varied flavor and product profiles while retaining the unique core characteristics that we believe consumers’ desire. In 2021, we expanded into Michigan by obtaining an interest in an operating company with an indoor grow facility. In 2024, we expanded into New Jersey by obtaining an interest in an operating company with an indoor grow facility.

The Grown Rogue portfolio of brands have a diverse cannabis product suite that includes premium flower (indoor and sungrown) and flower pre-rolls. Grown Rogue is strategically focused on high-quality, low-cost production of flower and flower-based products. Flower continues to be the leading product category in most every state as compared to other products such as edible, vape cartridges, pre-rolls, or concentrates. With its best-in-class production methods, low-cost cultivation, award winning product, and geographic location in the famed Emerald Triangle, we believe Grown Rogue is well positioned to execute on becoming a leader in flower production in the cannabis sector.

Grown Rogue (through our subsidiaries) has direct involvement in the cultivation, manufacture, possession, sale, and distribution of marijuana in the United States. Grown Rogue and our subsidiaries are primarily involved in the U.S. marijuana industry as a seed to retail company with operations currently in Oregon and Michigan (both of which have legalized medical and recreational marijuana). Grown Rogue, through our subsidiaries, produces recreational marijuana and distributes it to dispensaries throughout Oregon, Michigan, and New Jersey. Grown Rouge has also recently entered the Illinois and Minnesota markets with plans to expand.

Our Markets

Oregon Operations

Grown Rogue, through our wholly-owned subsidiary, Grown Rogue Gardens, LLC (“GR Gardens”), operates four cultivation facilities in Oregon, comprising approximately 95,000 square feet of flowering cultivation canopy, that currently service the Oregon recreational marijuana market: two outdoor sungrown farms called “Foothill” and “Ross Lane”, and two state-of-the-art indoor facilities (“Rossanley” and “Airport”). GR Gardens currently holds five producer licenses in Oregon from the Oregon Liquor Control Commission (“OLCC”), two wholesaler licenses, and two processor licenses.

During our fiscal year ended October 31, 2023, we executed a two-year lease which included an option to purchase Ross Lane, including 35 acres of Oregon property, 3 tax lots and an additional OLCC producer license. On January 12, 2024, we executed the option for an aggregate purchase price of $1,525,000, comprised of a $1,285,000 promissory note and $240,000 consisting of a down payment and credit for prepaids rents.

Grown Rogue’s Oregon business is headquartered in the world-renowned Emerald Triangle, which is known world-wide for the quality of its cannabis. The Emerald Triangle includes the southern part of Oregon and northern part of California. We capitalize on this ideal outdoor growing environment to produce high-quality, low-cost cannabis flower. The two sungrown farms produce one crop per year per farm, which is planted in June and harvested in October.

GR Gardens is responsible for production of recreational marijuana using outdoor and indoor production methodologies. Foothill and Ross Lane are outdoor farms with approximately 40,000 square feet of flowering canopy each, for a total of approximately 80,000 square feet, sitting on a combined land package of approximately 135 acres. Our “Trail’s End” outdoor property ceased production in 2023, and we transferred the Trail’s End license to Ross Lane for production in 2024 to streamline operational efficiencies by centralizing production facilities.

Rossanley, an approximately 17,000 square-foot indoor facility, with approximately 5,600 square feet of flowering bench space, produces high-quality indoor flower through controlled environment agriculture (“CEA”) operations. By carefully controlling temperature, humidity, carbon dioxide levels, and other criteria, we produce a year-round supply of high-quality cannabis flower with multiple harvests per month. Rossanley has eight dedicated flower rooms, which allows for an average of nearly four harvests per month resulting in approximately 4,000 pounds annually.

Airport is an approximately 30,000 square foot indoor growing facility adding approximately 30,000 square feet of CEA indoor production space and approximately 9,152 square feet of flowering bench space. Airport is a short distance from Rossanley, which is a benefit to operating efficiency, and it is equipped with state-of-the-art equipment which facilitates the implementation of best practices developed at Rossanley.

The total annual production capacity for Grown Rogue’s Oregon operations, based on the current constructed capacity, will range between approximately 20,000 and 24,000 pounds, depending upon various factors including sungrown seasonality and strain performance.

Michigan Operations

We acquired a 60% controlling interest in Golden Harvests, LLC (“Golden Harvests”) in May 2021. Golden Harvests operates a single, approximately 80,000 square-foot facility that currently serves the Michigan recreational and medical market. Golden Harvests currently holds two medical Class C licenses and four recreational class C licenses, allowing for approximately 3,000 and approximately 8,000 plants, respectively.

The Golden Harvests facility is approximately 65% constructed, with approximately 50,000 square feet in operation, including approximately 14,550 square feet of flowering bench space, in addition to all the ancillary support space, including office and administration to support the operations The facility produces high-quality indoor flower CEA, with fourteen individual flowering rooms in operation. Harvested pounds in Michigan in 2025 totaled approximately 14,000 pounds. Golden Harvests produces bulk flower, packaged flower, and manufactures pre-rolls on site.

New Jersey Operations

We commenced our first sale of cannabis products in New Jersey on December 11, 2024 through our New Jersey affiliate, ABCO Garden State, LLC (“ABCO”) and throughout 2025, our overall yields progressed toward our initial target of producing more than 500 pounds of flower per month. During the fourth quarter of 2025, ABCO has achieved full sell-through, with average monthly product sales now exceeding 600 pounds, and over 80% of sales represented by branded, packaged product.

We have seen significant demand and adoption of our value brand, Yeti, since officially introducing the brand to New Jersey customers in the summer. Monthly Yeti sales, including flower and pre-rolls, increased from approximately 96 pounds in June 2025 to approximately 203 pounds in November 2025, reflecting growing consumer recognition and retailer support.

On December 8, 2025, ABCO, entered into an agreement with Blackwell & Associates, for the construction of the Grandview Phase II project located in Paulsboro, New Jersey. Substantial completion of the project is currently targeted for April 15, 2026.

Illinois

On March 5, 2024, we formed Rogue EBC, LLC (“Rogue EBC”) as a joint venture with EBC Ventures (“EBC”) to enter the Illinois market. We initially owned 70% of Rogue EBC, while EBC owned the remaining 30%, however, on September 20, 2025 we entered into an agreement to acquire EBC’s interest in Rogue EBC with closing contingent on approval by the Illinois Department of Agriculture. Upon closing, this acquisition will provide us with full control of our Illinois operations and support our expansion strategy in the Illinois market.

On March 11, 2026, we, through our majority-owned subsidiary Grown Rogue Management Associates LLC (“GRMA”), entered into a Membership Interest Purchase Agreement (“MIPA”) with the members of SEA Craft, LLC (“SEA Craft”), the holder of an Illinois Adult Use Cannabis Craft Grower License. Pursuant to the MIPA, GRMA will acquire 49% of SEA Craft’s issued and outstanding ownership interests and will retain an option to acquire the remaining 51% of SEA Craft’s ownership interests, each of which is subject to regulatory approval by the Illinois Department of Agriculture.

In connection with the transaction, SEA Craft entered into a three-year lease agreement for a 66,000 square foot facility with an existing 5,000 square feet of flower capacity which can be expanded to 14,000 square feet. Following the closing, GRMA agreed to loan not less than $1,000,000 and up to a maximum of $2,000,000 to SEA Craft for the purpose of funding startup costs and supporting working capital. In connection with the transaction, GRMA completed a $3,000,000 preferred equity financing with an unrelated third-party to support SEA Craft’s projected capital needs.

Minnesota

On December 9, 2025, we entered into a long-term lease for a cultivation facility located in Fridley, Minnesota. Simultaneously, we entered into a sublease of the facility and a management services agreement, the latter of which remains subject to regulatory approval, with Christian Stiers, the holder of a Minnesota Cultivator License. We currently anticipate products being available for sale beginning in the first quarter of 2027.

Services

On May 24, 2023, GR Unlimited entered into an independent contractor consulting agreement with Vireo Growth Inc. (formerly Goodness Growth Holdings, Inc., “Vireo Growth”) amended on September 20, 2023 (as amended, the “Consulting Agreement”), pursuant to which GR Unlimited agreed to support Vireo Growth in the optimization of its cannabis flower products. As part of the Consulting Agreement, Vireo Growth issued us warrants to purchase up to 10,000,000 subordinate voting shares of Vireo Growth (the “VG Warrants”), and we issued Vireo Growth warrants to purchase up to 8,500,000 SV Shares (the “GR Warrants”). On October 11, 2024, we terminated Consulting Agreement and Vireo Growth forfeited 4,500,000 of the 8,500,000 GR Warrants and paid us a cash fee of $800,000. We retained the 10,000,000 VG Warrants.

Product

Grown Rogue produces a range of cultivars for consumers to enjoy, which are traditionally classified as indicas, sativas, and hybrids. Grown Rogue has a mix of “core” and “limited” strains to provide consumers with consistent and unique purchasing options at their local dispensary. Grown Rogue flower has won multiple awards in Oregon, which is one of the most competitive cannabis production environments in the world, including the prestigious Growers Cup competition on two occasions. Grown Rogue won 1st place for highest THC content, 1st place for highest terpene content, and 3rd place in the grower’s choice category. In addition, we believe we achieved an outdoor production potency record, at the time, in the state of Oregon, when its Monkey Train cultivar tested at a THC potency of 35.13%. In 2023, Grown Rogue won 3rd place in the Oregon Grower’s Cup Outdoor category for its Sour Grape Strain. Consumers can enjoy bulk flower in both Oregon and Michigan. In the Michigan market we also offer our innovative nitrogen sealed 3.5-gram flower jars, our patented nitrogen sealed pre-rolls, 3.5-gram flower bags, and regularly packaged pre-rolls.

We recently launched a new line of strain-specific prepackaged flower, coupled with proprietary genetics, in Michigan, and launched a new branded pre-roll pack product in Oregon in 2023. In addition, Grown Rogue launched a new brand of pre-rolls, a rapidly growing category, called Yeti in 2023. According to LeafLink’s MarketScape data, Grown Rogue was the #1 flower producer in Oregon and a top 5 indoor flower wholesaler in Michigan in 2022 and in 2023.

Genetics

We are committed to developing unique, proprietary genetics as long-term genetic diversity will be a major factor in establishing brand differentiation with consumers. We have allocated research and development space to develop new strains, while also phenotype hunting to identify new and exciting strain options that will resonate with consumers. Grown Rogue has developed a compelling mix of proprietary strains, along with a library of “fan favorites” to ensure that consumer and dispensary demand will remain strong for its flower and flower-derived products. All Grown Rogue genetics are rigorously tested to establish the genetic makeup of each strain in its portfolio. We continue to focus on bringing new unique genetics to bring a steady flow of innovative flower and flower products to market. Currently we carry more than 50 unique cultivars in our genetic library and are continually adding to the library as we trial new genetics.

Distribution and Sales

Grown Rogue uses a multi-channel distribution strategy that includes direct-to-retail delivery and third-party delivery (Michigan regulations mandate independent third-party delivery); wholesalers, who have their own distribution channels; and processors, who utilize Grown Rogue products (e.g., trim) to create retail-ready products.

Regarding the direct-to-retail channel, Grown Rogue’s sales team works closely with dispensary owners and intake managers to provide consistent product, competitive prices, and personalized service using sales techniques from other industries such as pharmaceutical and liquor. Grown Rogue’s goal is to establish and maintain the client relationship as we continue to expand our footprint in the states in which we operate.

Grown Rogue has developed end user product marketing collateral and other educational information regarding Grown Rogue products as part of all sales with dispensaries that include strain type, testing results, information on the product and other necessary information to clearly articulate the product being provided. Each product is uniquely packaged while maintaining brand consistency across the product suite.

Grown Rogue works with dispensary owners to develop promotional opportunities for the retail customers and bud tenders. Grown Rogue provides detailed tutorials to the staff and owners of the dispensaries around the product and how it is grown, processed, cured and packaged so that they are intimately familiar with the Grown Rogue process. Grown Rogue also invites dispensary owners and operators to Grown Rogue’s operating facilities so they can see first-hand the methods and processes used to create the product.

Based upon information from MarketScape, which is part of the sales analytics tool utilized by LeafLink, which handles all of our sales and invoicing, we are the largest producer in Oregon and a top five indoor flower producer in Michigan.

Branding

Developing compelling branding that engages, inspires, and creates transparency and trust with consumers is one of the most important aspects of building a successful cannabis company. Cannabis product branding has been evolving from promising high-quality flower, to providing descriptions of the effect a consumer should expect from a particular product.

While other brands have shifted into the “one word” product description, Grown Rogue has leveraged consumer insights and product feedback to evolve the messaging to provide significantly more detail so consumers can make a more informed choice about which Grown Rogue products will optimally enhance their experience.

In order to grow the Grown Rogue community and spread knowledge of its products, Grown Rogue leverages social media and other digital platforms. Grown Rouge aspires to eliminate the “dark mystery” historically associated with cannabis by empowering consumers to learn about the plant and then “enhance experiences” as they desire. The transition from prohibition to legal cannabis has provided the cannabis community with an opportunity to welcome a large group of new members and it is vital that product education is completed in an authentic and informative manner to ensure that everyone’s first cannabis experience is not only positive but also as expected.

Marketing and Advertising

Grown Rogue’s marketing channels include a comprehensive, fully responsive (mobile) interactive website. The website has been search-engine optimized (“SEO”) and includes calls to action that encourage consumers to become part of the Grown Rogue community by following the company on social media.

Grown Rogue is focused on providing education to new and existing consumers through Grown Rogue’s website but even more hands on through retail partners. We provide vendor and budtender education days where we spend one on one time with the budtenders educating them about everything Grown Rogue.

Grown Rogue strategically leverages the narrative at retail through digital and physical retail assets to further educate consumers about Grown Rogue.

Grown Rogue has established a social media presence that includes Facebook, Twitter, Instagram, LinkedIn, TikTok and YouTube. Grown Rogue’s social identity will be defined by delivering fresh content and keeping interaction with followers/fans prompt and positive. Grown Rogue intends to attract existing cannabis industry participants as well as people not familiar with the industry by creating a positive, inclusive environment where dialogue is encouraged. The goal is to change existing stereotypes and overcome the stigmas associated with the cannabis industry.

Licenses

Grown Rogue is dependent upon its ability (and the abilities of its subsidiaries) to obtain and maintain state and local licenses required to conduct its marijuana business in Oregon, California, New Jersey, and Michigan. Failure to obtain or maintain licenses any such licenses would have a material adverse effect on the Company’s business.

Trademarks and Patents

Grown Rogue actively seeks to protect its brand and intellectual property. Grown Rogue currently has one registered U.S. trademark. Grown Rogue™ was filed on September 22, 2017 and registered on August 7, 2018 under Registration No. 5537240.

Grown Rogue filed a patent for its nitrogen sealed glass containers on February 15, 2018 with the United States Patent and Trademark Office (“USPTO”). The nitrogen sealed glass containers preserve the freshness of the flower and essential terpenes to improve the “entourage effect.” The USPTO issued Grown Rogue United States Patent Number 10,358,282 on July 23, 2019. Several third parties have contacted us to request licensing information on this technology. We have introduced nitrogen sealed jars and pre-rolls in Michigan and plan on launching them as we enter additional new markets and may license the technology to third parties operating in markets in which Grown Rogue is not currently licensed.

Social and Environmental Policies

Grown Rogue employs sustainable business models in all of its operations. In cultivation, Grown Rogue maintains the highest standards of environmental stewardship. This includes sustainable water sources with reclamation and recapture as much as possible from runoff and recycling of water input. Grown Rogue uses only natural and sustainable products in all applications, from nutrients to integrated pest management. Grown Rogue maintains the highest level of sustainable cannabis practices through its focus on sustainable and natural cultivation methods.

Grown Rogue hires and pays living wage to all of its team members and is very involved in each of the communities where it operates.

Plans for Expansion and Economic Outlook

Grown Rogue continues to focus on taking its learnings and experience from Oregon and Michigan into new markets across the US. During the last two years, Grown Rogue has established a platform that excels at licensing, compliance, high-quality and low-cost production, understanding consumer purchasing preferences, and product innovation. This platform places Grown Rogue in a superior position to capitalize on new markets compared to our competitors. Oregon is arguably the most competitive cannabis market in the world, and we have excelled by implementing standard business practices that make the Company well suited for entering and building successful brand presence in newly legalized cannabis markets.

The expansion into Airport and acquisition of a 60% interest in Golden Harvests represent execution of management’s strategy of growth through high-quality, low-cost flower production. In addition, we have added a profitable services segment, which leverages our cultivation expertise to generate margin and increase our presence to two new states at low financial risk. As other growth opportunities arise under favorable financial terms, management can activate known and repeatable systems into new assets.

We believe that the future of the cannabis industry is in branded products and that the leading brands are being developed on the west coast, which is well known for high-quality cannabis. Unlike many current multi-state operators who prefer to obtain just a few licenses in a large volume of states, Grown Rogue is focused on establishing a larger number of licenses in fewer states to capitalize on the economies of scale we view as optimal to maximize profits. Over the next twelve months, Grown Rogue is focused on furthering our footprints and flower market shares in the Oregon, Michigan, and New Jersey markets, strengthening our presence in Illinois and Minnesota, continuing to add new products to our portfolio, and exploring and executing on strategic opportunities in new states.

With the recent shift in political landscape, Grown Rogue has also begun analyzing the potential for federal de-regulation and the subsequent ability to export cannabis products across state lines. We believe Oregon will be a large export state. Being located in the Emerald Triangle also provides a unique product differentiator due to the ability to produce high-quality low-cost sungrown flower due to the environmental conditions that occur naturally in Southern Oregon. Our strategy to take advantage of what is projected to be a multi-billion dollar export business is developing, and we are excited to begin implementation of this business plan over the coming years.

ITEM 1A. RISK FACTORS

In addition to the other information presented in this Annual Report, the following risk factors should be given special consideration when evaluating an investment in our securities.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described below are not the only ones we will face. If any of these risks actually occurs, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our securities could decline and investors in our securities could lose all or part of their investment. The information in this report may change after the dates referenced herein. Should one or more of the following risks or uncertainties materialize or should the underlying assumptions of our business prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Risks Factors Relating to Our Business

Our business is illegal under U.S. federal law.

We, through our subsidiaries, engage in the medical and adult-use marijuana industry in the United States where local state law permits such activities. Producing, manufacturing, processing, possessing, distributing, selling, and using marijuana is a federal crime in the United States. The United States federal government regulates drugs through the Controlled Substances Act (the “Federal CSA”), which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having a high potential for abuse and having no currently accepted medical use in treatment in the United States. No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas imposed by the United States Drug Enforcement Administration (the “DEA”). Schedule I drugs are the most tightly restricted category of drugs under the Federal CSA. State and territorial laws that allow the use of medical cannabis or legalize cannabis for adult recreational use are in conflict with the Federal CSA, which makes cannabis use and possession illegal at the federal level. Because cannabis is a Schedule I controlled substance, the development of a legal cannabis industry under the laws of these states is in conflict with the Federal CSA, which makes cannabis use and possession illegal on a national level. Additionally, the Supremacy Clause of the United States Constitution establishes that the Constitution, federal laws made pursuant to the Constitution, and treaties made under the Constitution’s authority constitute the supreme law of the land. The Supremacy Clause provides that state courts are bound by the supreme law; in case of conflict between federal and state law, including Oregon, Michigan, Illinois, New Jersey, Minnesota and other state law legalizing certain cannabis uses, the federal law must be applied.

There has been activity with respect to cannabis from the administrative branch. In 2013, then United States Department of Justice (“DOJ”) Deputy Attorney General James M. Cole issued a memorandum (the “Cole Memorandum”) for all United States Attorneys providing updated guidance to federal prosecutors concerning marijuana enforcement under the Federal CSA. The Cole Memorandum applied to all DOJ federal enforcement activity, including civil enforcement, criminal investigations, and prosecutions concerning marijuana in all states. However, the Cole Memorandum was rescinded by Attorney General Jeff Sessions on January 4, 2018.

Notably, the Biden administration tacitly reverted to the guidance provided in the Cole Memorandum. Although Attorney General Merrick Garland did not officially reinstated the Cole Memorandum, he advised in written testimony in early 2021 that he did not “think it the best use of the Department’s limited resources to pursue prosecutions of those who are complying with the laws in states that have legalized and are effectively regulating marijuana.” The Department of the Treasury adopted recommendations based on the standards set forth in the Cole Memorandum in its guidance (the “FinCen Guidance”) provided in 2014. Despite the repeal of the Cole Memorandum, the Department of Treasury’s Financial Crimes Enforcement Network (FinCEN) has confirmed that the FinCEN Guidance remains in effect, and the Department of Treasury indicated it will remain in place.

On October 6, 2022, President Biden, among other things, asked the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to review expeditiously how marijuana is scheduled under federal law, and on December 2, 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act into law, which provides for significantly broader opportunities to study cannabis.

On or about August 29, 2023, Deputy Secretary of Health and Human Services (“HHS”) Rachel Levine transmitted a letter to the head of the Drug Enforcement Agency (“DEA”), Anne Milgram, recommending that cannabis and its derivatives be removed from Schedule I of the CSA. HHS’s recommendation is to reschedule cannabis to Schedule III. Schedule III substances are deemed to have medicinal value and have potential for abuse but less than substances in Schedules I or II, and abuse that may lead to moderate or low physical dependence or high psychological dependence.

The rescheduling process was initiated but stalled in January 2025 when an Administrative Law Judge issued an order canceling the scheduled hearing on the topic. On December 18, 2025, President Trump issued an Executive Order directing the Attorney General to “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the Controlled Substances Act in the most expeditious manner.” While rescheduling will likely have a number of implications, it will not immediately impact the legal status of cannabis.

As of December 31, 2025, there were more than a dozen proposed congressional bills addressing a number of issues related to the cannabis industry, including banking and tax reform and full legalization. However, none have passed into law and there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned. Until Congress amends federal cannabis law with respect to marijuana production, processing, distribution, and use, there is a risk that federal authorities may enforce current federal law against companies such as ours for violation of federal law or they may seek to bring an action or actions against us or our investors for violation of federal law or otherwise, including, but not limited to, a claim against investors for aiding and abetting another’s criminal activities. The US federal aiding and abetting statute provides that anyone who commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal. Additionally, even if the U.S. federal government does not prove a violation of the Federal CSA, the U.S. federal government may seize, through civil asset forfeiture proceedings, certain assets such as equipment, real estate, moneys and proceeds, or your assets as an investor in Grown Rogue, if the U.S. federal government can prove a substantial connection between these assets or your investment and marijuana distribution or cultivation. If the federal government begins to enforce federal law, or if existing applicable state laws are repealed or curtailed, Grown Rogue’s business, results of operations, financial condition, and prospects would be materially adversely affected.

We may be subject to additional scrutiny by Canadian regulatory authorities.

In light of the uncertainty surrounding the treatment of United States cannabis-related activities, including the rescission of the Cole Memorandum, the Canadian Securities Administrators published a Staff Notice 51-352 (Revised) – Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”) on February 8, 2018 setting out certain disclosure expectations for issuers with United States cannabis-related activities. Staff Notice 51-352 includes additional disclosure expectations that apply to all issuers with United States cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the United States cannabis industry.

Certain of our subsidiaries are directly engaged in the cultivation, manufacture, possession, sale, or distribution of cannabis in the recreational cannabis marketplace in Oregon and in the medical and recreational marketplaces in Michigan and New Jersey. Pending regulatory approval, certain of our subsidiaries expect to be directly engaged in the cultivation, manufacture, possession, sale, or distribution of cannabis in the recreational cannabis marketplace in Illinois. In accordance with Staff Notice 51-352, we will evaluate, monitor and reassess the disclosures we make, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws, or regulations regarding marijuana regulation. Any non-compliance, citations or notices of violation which may have an impact on our licenses, business activities, or operations will be promptly disclosed.

We are subject to numerous federal, state and local laws and regulations, and changes in these laws and regulations could adversely affect our business.

The industry in which we operate could require that we or our subsidiaries comply with a myriad of other federal, state and local laws and regulations, which could include, among others, laws and regulations relating to cannabis, personally identifiable information, wage and hour restrictions, health and safety matters, consumer protection and environmental matters. Compliance with such laws and regulations may be costly and a failure to comply with such laws and regulations could result in fines, penalties, litigation and other liability that could materially adversely affect the Company.

Our business and products are and will continue to be regulated by state regulatory bodies as applicable laws continue to change and develop. Pending regulatory approval, Grown Rogue, through its subsidiaries, expects to participate in Illinois’s adult-use markets over the coming year. Regulatory compliance with regulatory bodies, and the process of obtaining regulatory approvals, can be costly and time-consuming. Further, the Company cannot predict what kind of regulatory requirements its business will be subject to in the future. Any delays in obtaining, or failure to obtain, regulatory approvals would significantly delay the development of markets and products and could have a material adverse effect on the Company.

Local, state and U.S. federal laws and enforcement policies concerning marijuana-related conduct are changing rapidly and will continue to do so for the foreseeable future. Changes in applicable law are unpredictable and could have a material adverse effect on the Company and our business. Changes in applicable laws or regulations could significantly diminish our future prospects. We have little or no control over potential changes to laws or regulations that may affect our business, including the business of our subsidiaries.

Additionally, governmental regulations affect taxes and levies, healthcare costs, energy usage and labor issues, all of which may have a direct or indirect effect on our business and customers or suppliers. Changes in these laws or regulations, or the introduction of new laws or regulations, could increase the costs of doing business for the Company, or our customers or suppliers, or restrict our actions, causing us to be materially adversely affected.

Current and future consumer protection regulatory requirements may adversely affect our business.

We may manufacture and sell food and other products for human consumption which involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling or transportation phases. Even though we intend to grow and sell products that are safe, we have potential product liability risk from the consuming public. We could be party to litigation based on consumer claims, product liability or otherwise that could result in significant liability for the Company and adversely affect our financial condition and operations. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.

The U.S. Food and Drug Administration (the “FDA”) may now or in the future regulate the material content of our products pursuant to the Federal Food, Drug and Cosmetic Act and the Consumer Product Safety Commission (the “CPSC”), which regulates certain aspects of certain products intended for human consumption pursuant to various U.S. federal laws, including the Consumer Product Safety Act and the Poison Prevention Packaging Act. The FDA and the CPSC can require the manufacturer of defective products to repurchase or recall these products and may also impose fines or penalties on the manufacturer. Similar laws exist in some states, cities and other countries in which we sell or intend to sell our products. In addition, certain state laws restrict the sale of packaging with certain levels of heavy metals and impose fines and penalties for noncompliance. A recall of any of the Company’s products or any fines and penalties imposed in connection with noncompliance could have a materially adverse effect on our business.

We are affected by a number of operational risks, some of which may not be insurable.

We will be affected by a number of operational risks and may not be adequately insured for certain risks, including: labor disputes; catastrophic accidents; fires; blockades or other acts of social activism; changes in the regulatory environment; impact of non-compliance with laws and regulations; natural phenomena, such as inclement weather conditions, floods, earthquakes and ground movements. There is no assurance that the foregoing risks and hazards will not result in damage to, or destruction of, the Company’s properties, grow facilities and extraction facilities, personal injury or death, environmental damage, adverse impacts on our operations, potential legal liability, and adverse governmental action, any of which could have an adverse impact on our future cash flows, earnings and financial condition. Also, we may be subject to or affected by liability or sustain loss for certain risks and hazards against which we cannot insure or which we may elect not to insure because of the cost. This lack of insurance coverage could have a material adverse effect on the Company.

We have a limited operating history.

We have a limited operating history and no record of prior performance as a separate enterprise before our reverse triangular merger (the “Merger”) in November 2018 with Grown Rogue Canada and Grown Rogue Unlimited. We face the general risks associated with any new business operating in a competitive industry, including the ability to fund operations from unpredictable cash flow and capital-raising transactions. There can be no assurance that we will achieve our anticipated investment objectives or operate profitably. Our business must be considered in light of the risks, expenses, and problems frequently encountered by companies in their early stages of development. Among the other risks addressed in this Item 1A. Risk Factors, these risks may include:

●	our inability to fund operations from unpredictable cash flows;

●	our failure to anticipate and adapt to developing markets;

●	our inability to attract, retain and motivate qualified personnel; and

●	our failure to operate profitably in a competitive industry.

There can be no assurance that we will be successful in addressing these risks. To the extent we are unsuccessful in addressing these risks, we may be materially and adversely affected. There can be no assurance that we will be or sustain profitability.

We may incur tax liabilities and a reduction to our tax attributes due to limitations on tax deductions and credits under Section280E of the Internal Revenue Code.

Under Section 280E of the U.S. Internal Revenue Code of 1986 (together with the Treasury regulations promulgated and the rulings issued thereunder, the “Code”), no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if the trade or business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the Controlled Substances Act), which is prohibited by federal law or the law of any state in which that trade or business is conducted. The U.S. Internal Revenue Service (“IRS”) has applied this provision to cannabis operations, prohibiting them from deducting many expenses associated with cannabis businesses other than certain costs and expenses related to cannabis cultivation and manufacturing operations. Accordingly, Section 280E can have a significantly adverse impact on the operations of cannabis companies and an otherwise profitable business may operate at a loss after taking into account its U.S. income tax expenses.

On January 29, 2024, our Board of Directors approved a change in our fiscal year end from October 31 to December 31, effective immediately. We filed tax returns for fiscal year 2023 to reflect the position that cannabis activities are not subject to Code Section 280E. Please see “Note 24, Income Taxes” of the Notes to the Consolidated Financial Statements in Part III, Item 18 of this Annual Report for a discussion of such position. There can be no assurance that the IRS will not challenge our position or that a U.S. court would not sustain such a challenge. If the IRS successfully challenged our position, certain of our tax deductions and credits may be disallowed, thereby reducing our reporting United States federal net operating loss carryforward amount and state net operating loss carryforward amount.

There are many external factors that could impact the success of our business strategy.

Our business strategy includes commercial scale production and sales of cannabis. The success of this strategy is subject to numerous external factors, such as the availability of suitable land packages, our ability to attract, train and retain qualified personnel, our ability to access capital, our ability to obtain required state and local permits and licenses, the prevailing laws and regulatory environment of each jurisdiction in which we may operate, which are subject to change at any time, the degree of competition within the industries and markets in which we operate and the effect on our ability to retain existing and attract new customers. Many of these factors are beyond the Company’s control.

If we fail to manage growth effectively it could have an adverse effect on our business.

The rapid execution necessary for us to successfully implement our business strategy requires an effective planning and management process. We will be required to continually improve our financial and management controls, reporting systems and procedures on a timely basis, and to expand, train and manage our personnel. There can be no assurance that our procedures or controls will be adequate to support operations. If we are unable to manage growth effectively, we could suffer a material adverse effect.

Changes in industry standards or consumer demand could have an adverse effect on our business.

The industry in which we operate could be subject to rapid changes, including, among others, changes in consumer requirements and preferences. There can be no assurance that the demand for any products or services offered by Grown Rogue will continue, or that the mix of our future product and service offerings will satisfy evolving consumer preferences. The success of the Company will be dependent upon our ability to develop, introduce and market products and services that respond to such changes in a timely fashion. Consumer preferences change from time to time and can be affected by a number of different and unexpected trends. Our failure to anticipate, identify or react quickly to these changes and trends, and to introduce new and improved products on a timely basis, could result in reduced demand for our products, which in turn could have a material adverse impact on our business.

We are dependent on information and operational technology systems and subject to risks related to system failures, cyber attacks and security breaches.

We rely on information technology systems. All of these systems are dependent upon computer and telecommunications equipment, software systems and Internet access. The temporary or permanent loss of any component of these systems through hardware failures, software errors, the vulnerability of the Internet, operating malfunctions, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, security breaches, vandalism and theft or otherwise could interrupt our business operations, increase our capital expenses, adversely impact our reputation and have a material adverse effect on our business.

We may not be able to adequately protect our intellectual property.

Because producing, manufacturing, processing, possessing, distributing, selling, and using marijuana is a crime under the Federal CSA, the U.S. Patent and Trademark Office will not permit the registration of any trademark that identifies marijuana products. As a result, it is unlikely that we will be able to protect our marijuana product trademarks beyond the geographic areas in which we conduct business. The use of our trademarks by one or more other persons could adversely impact our reputation and have a material adverse effect on our business.

Even if we obtain federal, state or international trademark or copyright registrations for the products or services that we develop, such registrations may not provide adequate protection. We may also rely on federal, state and international trade secret, trademark and copyright laws, as well as contractual obligations with employees and third parties, to protect intellectual property. Such laws and contracts may not provide adequate protection. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or services or obtain and use information that we regard as proprietary. Our efforts to protect our intellectual property from third-party discovery and infringement may be insufficient and third parties may independently develop products or services similar to our own or duplicate our products or services. In addition, third parties may assert that our products or services infringe their intellectual property.

We are vulnerable to rising energy costs.

Our marijuana growing operations consume considerable energy, making the Company vulnerable to rising energy costs. Rising or volatile energy costs may adversely impact our business and our ability to operate profitably. Increased energy costs would result in higher transportation, freight and other operating costs, including increases in the cost of ingredients and supplies. Our future operating expenses and margins could be dependent on our ability to manage the impact of such cost increases. If energy costs increase, there is no guarantee that such costs can be fully passed along to consumers through increased prices.

We are vulnerable to agricultural risks.

Since our business revolves mainly around the cultivation of cannabis, an agricultural product, the risks inherent with agricultural businesses will apply. Such risks may include plant and other diseases, insect pests, adverse weather (including but not limited to drought, high winds, earthquakes or wildfires) and growing conditions, and new government regulations regarding farming and the marketing of agricultural products, among others. There is a risk that these and other natural elements will have a material adverse effect on the production of our products, which in turn could have a material adverse effect on our results of operations.

We are vulnerable to physical security risks.

The business premises of Grown Rogue are a target for theft. While we have implemented security measures and continue to monitor and improve our security measures, our cultivation and processing facilities could be subject to break-ins, robberies and other breaches in security. If there was a breach in security and we fall victim to a robbery or theft, the loss of cash, cannabis plants, cannabis oils, cannabis flowers and cultivation and processing equipment could have a material adverse impact on our business, financial condition and results of operation.

We may be subject to litigation, enforcement actions, complaints, etc.

Our participation in the marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have an adverse effect on our future cash flows, earnings, results of operations and financial condition.

Our business is dependent on our ability to maintain our licenses.

Our success depends on our ability to obtain and maintain marijuana licenses from state and local authorities. Failure to obtain and maintain a marijuana license or other applicable state or local governmental authorities will have a material adverse effect on the Company and possibly require that we to cease operations.

We have a limited customer base and are subject to retail price volatility.

The customers of Grown Rogue’s cannabis production business will be limited to other state-licensed marijuana businesses that we operates in, which currently includes Oregon and Michigan. We currently may not sell our products to any business or person located outside Oregon and Michigan. Generally, we will not be able to sell any of our products outside of the state of production. Consequently, our customer base is limited to the jurisdictions we operate in for any cannabis based products, which currently includes Oregon and Michigan. The retail and wholesale prices in Oregon and Michigan have demonstrated significant volatility over time. Price declines, if sustained, will have a material adverse effect on our business.

In addition to federal and state laws, we are also subject to local laws and ordinances.

Although legal under Oregon and Michigan state law, local governments have the ability to limit, restrict, and ban medical or recreational cannabis businesses from operating within their jurisdiction. Land use, zoning, local ordinances, and similar laws could also be adopted or changed, and have a material adverse effect on our business.

Our contracts may be unenforceable, and our property may be subject to seizure.

As the Federal CSA currently prohibits the production, processing and use of marijuana, contracts with third parties (suppliers, vendors, landlords, etc.) pertaining to the production, processing, or selling of marijuana-related products, including any leases for real property, may be unenforceable. In addition, if the U.S. federal government begins strict enforcement of the Federal CSA, any property (personal or real) used in connection with a marijuana-related business may be seized by and forfeited to the federal government. In this case, our inability to enforce contracts or any loss of business property (whether the Company’s or our vendors’) will have a material adverse effect on our business.

Third party service providers may withdraw or suspend their service.

Because under U.S. federal law the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts under federal law, companies that provide goods or services to companies engaged in cannabis-related activities may, under threat of federal civil or criminal prosecution, suspend or withdraw their services. Any suspension of service and inability to procure goods or services from an alternative source, even on a temporary basis, that causes interruptions in our operations could have a material adverse effect on our business.

Our business is highly regulated and we may not be issued necessary licenses, permits, and cards to maintain our business.

Our business and products are and will continue to be regulated as applicable laws continue to change and develop. Regulatory compliance and the process of obtaining regulatory approvals can be costly and time-consuming. Even if we obtain one or more license from the OLCC, CRA, or other applicable state or local governmental authorities, no assurance can be given that we will receive all of the other licenses and permits that will be required to operate. Further we cannot predict what kind of regulatory requirements our business will be subject to in the future.

The marijuana industry faces significant opposition in the United States.

It is believed by many that large well-funded businesses may have strong economic opposition to the marijuana industry. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana industry. Any inroads the pharmaceutical industry could make in halting or impeding the development of the marijuana industry could have a material adverse effect on our business.

The size of our target market is difficult to quantify.

Because the cannabis industry is in an early stage with uncertain boundaries, there is a lack of information about comparable companies, and there are few, if any, established companies whose business model we can follow or upon whose success we can build. Accordingly, there can be no assurance that our estimates are accurate or that the market size is sufficiently large for our business to grow as projected, which may negatively impact our financial results.

We have numerous competitors, some of whom have greater resources than we do, and we may not be able to effectively compete.

The marijuana production business is not, by itself, unique, and Grown Rogue has numerous competitors throughout the states in which we operate who utilize a substantially similar business model. Excessive competition may impact our sales and may cause us to reduce prices. Any material reduction in prices could have a material adverse effect on the Company. We are operating in a highly competitive industry where we may compete with numerous other companies in the marijuana industry, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. There can be no assurance that we will be able to successfully compete against these other entities. To remain competitive, we will require a continued high level of investment in research and development, marketing, sales and client support. We may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis which could materially and adversely affect our business, financial condition and results of operations.

As a cannabis company, we may not be able to maintain a bank account.

Because producing, manufacturing, processing, possessing, distributing, selling, and using marijuana is a crime under the Federal CSA, most banks and other financial institutions are unwilling to provide banking services to marijuana businesses due to concerns about criminal liability under the Federal CSA as well as concerns related to federal money laundering rules under the U.S. Bank Secrecy Act. In February 2014, the Financial Crimes Enforcement Network (“FinCEN”) bureau of the U.S. Treasury Department issued guidance (which is not law) with respect to financial institutions providing banking services to cannabis business, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, many cannabis businesses still operate on an all-cash basis. Operating on an all-cash or predominantly-cash basis makes it difficult for us to manage our business, pay our employees and pay our taxes, and may create serious safety issues for the Company, our employees and our service providers. Although we currently have several bank accounts, our inability to maintain those bank accounts, or obtain and maintain other bank accounts, could have a material adverse effect on our business, financial condition and results of operations.

The protections of U.S. bankruptcy law may be unavailable to us.

As discussed above, the use of marijuana is illegal under U.S. federal law. Therefore, it may be argued that the federal bankruptcy courts cannot provide relief for parties who engage in marijuana or marijuana-related businesses. Recent bankruptcy court rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity. In addition, some courts have reasoned that courts cannot ask a bankruptcy trustee to take possession of and distribute marijuana assets as such action would violate the Federal CSA. Therefore, we may not be able to seek the protection of the bankruptcy courts for the equal protection of creditors or debtor-in-possession financing or obtain credit from federal-charted financial institutions if we were to experience a bankruptcy, which would have a material adverse effect on the Company.

We may have a difficult time obtaining insurance which may expose us to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as workers compensation, general liability, and directors and officers insurance, is more difficult for us to find, and more expensive to obtain, because we are in the cannabis industry. There are no guarantees that we will be able to find such insurance in the future, or that the cost will be affordable. If we are forced to go without such insurance, it may prevent us from entering into certain business sectors, may inhibit our growth, may expose us to additional risk and financial liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

Our websites are accessible in jurisdictions where medicinal or recreational use of marijuana is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions.

Our websites, which advertise our products for use in connection with marijuana, are visible in jurisdictions where the medical and recreational use of marijuana is unlawful. As a result, we may face legal action brought against us by such jurisdictions for engaging in an activity that is illegal in that jurisdiction. Any such action, if brought, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to currency fluctuations.

As a result of our having been organized in Canada but maintaining our operations in the United States, and our intention to continue future operations in the United States, we may be exposed to significant currency fluctuations. We currently intend that all or substantially all of our financings will be raised in U.S. dollars, but a small portion of our operating expenses are incurred in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may have an effect on our business, financial condition and operating results.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distributions.

We have in the past and may in the future enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

●	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

●	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

●	the duration of the hedge may not match the duration of the related liability or asset;

●	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

●	the party owing money in the hedging transaction may default on its obligation to pay; and

●	we may purchase a hedge that turns out not to be necessary (i.e., a hedge that is out of the money).

Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash flows. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments are often not traded on regulated exchanges or guaranteed by an exchange or its clearing house and involve risks and costs that could result in material losses.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates, we may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they are often not traded on regulated exchanges or guaranteed by an exchange or its clearing house. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price.

Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

We are subject to risks associated with making acquisitions.

As part of our overall business strategy, we may pursue select strategic acquisitions, which could provide additional product offerings, vertical integrations, additional industry expertise, and a stronger industry presence in both existing and new jurisdictions. Future acquisitions may expose us to potential risks, including risks associated with: (i) the integration of new operations, services and personnel; (ii) unforeseen or hidden liabilities; (iii) the diversion of resources from the existing business and technology; (iv) potential inability to generate sufficient revenue to offset new costs; (v) the expenses of acquisitions; or (vi) the potential loss of or harm to relationships with both employees and existing users resulting from its integration of new businesses. In addition, any proposed acquisitions may be subject to regulatory approval.

We are subject to environmental risks.

Our operations are subject to environmental regulation in the various jurisdictions in which we operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not materially adversely affect the Company.

Government environmental approvals and permits are currently, and may in the future, be required in connection with our operations. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from our proposed production of medical and/or recreational marijuana or from proceeding with the development of its operations as currently proposed.

Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. We may be required to compensate those suffering loss or damage by reason of our operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production of marijuana, or more stringent implementation thereof, could have a material adverse impact on the Company and cause increases in expenses, capital expenditures or production costs or reduction in levels of production or require abandonment or delays in development.

Border crossing for non-U.S. residents involved in the cannabis industry, including members if our Board of Directors, may create additional challenges.

Although cannabis use and sale is legal and regulated innumerous U.S. states, individuals who are not U.S. residents and employed or involved with licensed cannabis companies could be denied entry or face lifetime bans from the U.S. for their involvement with such companies. There has been increasing anecdotal evidence of non-U.S. residents who are involved in the cannabis industry being denied entry at the U.S. border or facing lifetime bans from the U.S. after disclosing to U.S. border officials the nature of their work. Our Board of Directors (“Board”) is made up of both U.S. and non-U.S. residents, so there is no guarantee that certain members of our Board would not be subject to such denials or bans. Should a director be prevented from entering the U.S., either in one instance or permanently, his or her ability to serve the Company as a Board member could be hindered. This could equally impact any other non-U.S. resident employees employed by the Company.

We are subject to taxation in both Canada and the United States.

We are treated as a United States corporation for U.S. federal income tax purposes under Section 7874 of the Code and are expected to be subject to U.S. federal income tax on our worldwide income. We are also, regardless of any application of Section 7874 of the Code, treated as a Canadian resident company (as defined in the Income Tax Act(Canada) (the “ITA”)) for Canadian income tax purposes. As a result, we will be subject to taxation both in Canada and the United States which will have a material adverse effect on our financial condition.

Changes in tax laws or tax rulings could materially affect our financial position and results of operations.

Changes in tax laws or tax rulings could materially affect our financial position and results of operations. Certain changes in the taxation of business activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

General Risk Factors

We are a holding company and all of our assets are held and operations are conducted through subsidiaries.

As a result of the Merger, currently a holding company and we conduct substantially all of our business through its subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows are dependent on the earnings of its subsidiaries and the distribution of those earnings to the Company. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt or other contracts, in each case, which could limit the ability to pay such dividends or distributions, if at all. In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of indebtedness and trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to Grown Rogue.

We may require additional capital which may not be available to us on acceptable terms, or at all.

We have accumulated significant losses and negative cash flows from operations in recent years. On January 29, 2024, our Board approved a change in our fiscal year end from October 31 to December 31, effective immediately. At December 31, 2025, we had working capital of $16,590,979, accumulated deficit of $41,563,955 and generated net income of $3,229,957 for the year ended December 31, 2025. At December 31, 2024, we had a working capital of $6,695,789, accumulated deficit of $43,293,760, and generated net loss of $15,979,351. We may not have sufficient funds to meet our liabilities for the ensuing twelve months as they become due. Our ability to continue operations and fund our liabilities may become dependent on our ability to secure additional financing, which may not be available to us on acceptable terms, or at all, and on our ability to generate cash flows. If we are unable to secure additional capital or generate sufficient cash flows, we may have to curtail or cease operations, which would have a material adverse effect on our business.

We have significant trade and other payables which may make it difficult to service our debts and adversely affect our ability to obtain additional financing.

At December 31, 2025, we had trade and other payables in the amount of $1,262,519. At December 31, 2024, we had trade and other payables in the amount of $2,690,907. If in the future we are unable to service our debt obligations we may, among other things, need to refinance all or a portion of our debt at an increased borrowing cost, obtain additional financing, delay capital expenditures, or sell material assets. If we are not able to re-finance our debt as necessary, obtain additional financing, or sell assets on commercially acceptable terms or at all, we may not be able to satisfy our debt obligations and continue business operations.

We must continue to institute procedures designed to avoid potential conflicts involving our officers and directors.

Some of our directors and officers are or may serve on the boards of other companies from time to time. Pursuant to the provisions of the Business Corporations Act (Ontario), our directors and senior officers must disclose material interests in any contract or transaction(or proposed contract or transaction) material to us. To avoid the possibility of conflicts of interest that may arise out of their fiduciary responsibilities to each of the boards, all such directors have agreed to abstain from voting with respect to a conflict of interest between the applicable companies. In appropriate cases, we will establish a special committee of independent directors to review a matter in which several directors, or members of management, may have a conflict.

We rely on the expertise of certain persons and must ensure that these relationships are developed and maintained.

We are dependent on the advice and project management skills of various consultants and joint venture partners contracted by us from time to time. Our failure to develop and maintain relationships with qualified consultants and joint venture partners will have a material adverse effect on our business and operating results.

We must indemnify our officers and directors against certain actions.

Our articles contain provisions that state that we must indemnify every director or officer, subject to the limitations of the Business Corporations Act (Ontario), against all losses or liabilities that our directors or officers may sustain or incur in the execution of their duties and subject to other applicable law. Our articles further state that no director or officer will be liable for any loss, damage, or misfortune that may happen to, or be incurred by us in the execution of his duties if he acted honestly and in good faith with a view to our best interests. Such limitations on liability may reduce the likelihood of litigation against our officers and directors and may discourage or deter our shareholders from suing our officers and directors based upon breaches of their duties to us, though such an action, if successful, might otherwise benefit us and our shareholders.

Possible volatility of price of shares of our securities.

The market price for our securities may be volatile and is subject to significant fluctuations in response to a variety of factors, including the liquidity of the market for our securities, variations in our quarterly operating results, regulatory or other changes in the cannabis industry generally, announcements of business developments by us or our competitors, litigation, changes in operating costs and variations in general market conditions. Because we have a limited operating history in the cannabis industry, the market price for our securities may be more volatile than that of a seasoned issuer. Changes in the market price of our securities may have no connection with our operating results. No predictions or projections can be made as to what the prevailing market price for our securities will be at any time.

Our investors may have difficulty selling our securities as there is a limited public trading market for such securities.

An investor in the Company may find it difficult to resell our securities. There is only a limited public market for our securities, and no assurance can be given that a broad or active public trading market will develop in the future or, if developed, that it will be sustained. Our Subordinate Voting Shares (“SV Shares”) trades on the OTC Venture Market and the Canadian Securities Exchange (the “CSE”). Our SV Shares have not been qualified under any applicable U.S. state blue-sky laws, and we are under no obligation to so qualify or register your SV Shares, or otherwise take action to improve the public market for such securities. Our SV Shares could have limited marketability due to the following factors, each of which could impair the timing, value and market for such securities: (a) lack of profits; (b) need for additional capital; (c) limited public market for such securities; (d) the applicability of certain resale requirements under the Securities Act; and (e) applicable blue sky laws and the other factors discussed in this Risk Factors section.

Risks Factors Relating to Our SV Shares

The market price of our SV Shares is subject to volatility.

The market price for our SV Shares may be volatile and is subject to significant fluctuations in response to a variety of factors, including the liquidity of the market for our SV Shares, variations in our quarterly operating results, regulatory or other changes in the cannabis industry generally, announcements of business developments by us or our competitors, litigation, changes in operating costs and variations in general market conditions. Because we have a limited operating history in the cannabis industry, the market price for our SV Shares may be more volatile than that of a seasoned issuer. Changes in the market price of our SV Shares may have no connection with our operating results. No predictions or projections can be made as to what the prevailing market price for our SV Shares will be at any time.

Our investors may have difficulty selling our SV Shares as there is a limited public trading market for such shares.

An investor in Grown Rogue may find it difficult to resell our SV Shares. There is only a limited public market for our SV Shares, and no assurance can be given that a broad or active public trading market will develop in the future or, if developed, that it will be sustained. Our SV Shares trades on the OTC Venture Market and the Canadian Securities Exchange (the “CSE”). Our SV Shares have not been qualified under any applicable U.S. state blue-sky laws, and we are under no obligation to so qualify or register your SV Shares or otherwise take action to improve the public market for such securities. Our SV Shares could have limited marketability due to the following factors, each of which could impair the timing, value and market for such securities: (i) lack of profits; (ii) need for additional capital; (iii) limited public market for such securities; (iv) the applicability of certain resale requirements under the Securities Act; and (v) applicable blue sky laws and the other factors discussed in this Risk Factors section.

As a public company we are subject to complex legal and accounting requirements that require us to incur significant expenses and expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements in both Canada and the United States that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting or deregistration of our SV Sharess, and governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage compared to privately held and larger public competitors. We have previously received and resolved a cease trade order from the Ontario Securities Commission for failure to meet filing requirements. We are also currently the subject of an SEC enforcement action seeking to revoke registration of our SV Shares.

We do not anticipate paying dividends on our SV Shares.

We do not anticipate paying cash dividends on our SV Shares in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide, in our sole discretion, not to pay dividends. The declaration, payment, and amount of any future dividends will be made at the discretion of our Board, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our Board may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our shareholders may experience dilution as a result of the exercise of outstanding restricted share units and share purchase options, as well as a result of our future issuance of additional SV Shares or other securities.

Our organizational and corporate documents authorize the issuance of an unlimited number of SV Shares and multiple voting shares (collectively, the “Shares”), without par value. In the event that we are required to issue additional Shares or other securities exercisable for or convertible into additional shares, enter into private placements to raise financing through the sale of Shares or other securities, the interests of our existing shareholders will be diluted and existing shareholders may suffer dilution in their net book value per SV Share depending on the price at which such Shares or other securities are sold. If we do issue additional Shares, it will cause a reduction in the proportionate ownership and voting power of all existing shareholders. As of December 31, 2025, we had 13,890,000 outstanding share purchase options at a weighted average exercise price of $0.45 (CAD$0.61) per SV Share and 1,496,500 outstanding restricted share units at a weighted average exercise price of $0.65 (CAD$0.89) per SV Share. As of December 31, 2024, we had 15,365,000 outstanding share purchase options at a weighted average exercise price of $0.37 (CAD$0.51) per SV Share and 725,700 outstanding restricted share units at a weighted average exercise price of $0.63 (CAD$0.86) per SV Share. As of December 31, 2025, we had 4,000,000 outstanding share purchase warrants at a weighted average exercise price of $0.16 (CAD$0.225) per SV Share. As of December 31, 2024, we had 4,000,000 outstanding share purchase warrants with a weighted average exercise price of $0.16 (CAD$0.225) per SV Share.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our SV Shares and may affect the trade price for our share capital.

Our SV Shares are covered by SEC rules related to “penny stocks.” The penny stock rules require a broker-dealer to, among other things, deliver their customers a standardized risk disclosure document with information about penny stocks and the nature and level of risk in the penny stock market, and current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer make a special written determination that the penny stock is a suitable investment for the customer and receive the customer’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our SV Shares and may affect the ability of broker-dealers to trade our SV Shares. We expect that the penny stock rules will discourage investor interest in and limit the marketability of our SV Shares.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our SV Shares.

In addition to the penny stock rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require a broker-dealer have reasonable grounds for believing that an investment is suitable for a customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under current interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some clients. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our SV Shares, which may limit your ability to buy and sell our SV Shares and may have an adverse effect on the market for our SV Shares.

Volatility in our SV Share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

The market for our SV Shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. This type of litigation could result in substantial costs and could divert management’s attention and resources.

Rule 144 sales in the future may have a depressive effect on the price of our SV Shares as an increase in supply of shares for sale, with no corresponding increase in demand may cause prices to fall.

All of the outstanding SV Shares held by our officers, directors, and affiliate shareholders are “restricted securities” within the meaning of Rule 144 under the U.S. Securities Act of 1933, as amended (the “Securities Act”). As restricted shares, these SV Shares may be resold in the U.S. only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell in brokerage transactions a number of shares that does not exceed the greater of 1.0% of the Company’s issued and outstanding SV Shares or the average of the four-week trading volume. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registration of SV Shares of present shareholders, may have a depressive effect upon the price of the SV Shares in any market that may develop.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our SV Shares less attractive to investors.

We are an “emerging growth company,” as defined in the Securities Act, as modified by the Jump Start Our Business Startups Act of2012 (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), (ii) having the option of delaying the adoption of certain new or revised financial accounting standards,(iii) reduced disclosure obligations regarding executive compensation in our periodic and annual reports, and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold shares. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our SV Shares pursuant to an effective registration statement under the Securities Act, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting classes of share capital held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting classes of share capital held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

It is possible that some investors will find our SV Shares less attractive as a result of the foregoing, which may result in a less active trading market for our SV Shares and higher volatility in our share price.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and our operating results.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board (“PCAOB”). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Audit Committee is responsible for overseeing the Company’s internal controls including oversight of our risk management program and cybersecurity. Management is responsible for the day-to-day administration of our risk management program and its cybersecurity policies, processes, and practices. Our cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology and the International Organization for Standardization and are standalone from our overall risk management system and processes. We seeks to address all material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Company’s information systems or the information that we collect and store, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Company’s cybersecurity risk management strategy focuses on several areas:

(1)	Identification and Reporting: The Company has implemented a comprehensive, cross-functional approach to identifying, and managing material cybersecurity threats and incidents. The Company’s program includes controls and procedures to properly alert, identify, scope, triage, escalate, contain, mitigate, and recover from cybersecurity incidents by providing management visibility and to enable management to take action with respect to reporting of material incidents in a timely manner.

(2)	Technical Safeguards: The Company’s cybersecurity infrastructure is managed by NetworkOne, a managed security service provider. Various security applications are used to manage endpoint detection, response, and system backup. The program consists of layered defenses designed to prevent, detect, and respond to incidents in a timely manner. Specific safeguards include firewalls, intrusion prevention and detection systems, anti-malware functionality, and a comprehensive access control framework encompassing Active Directory, multi-factor authentication, role-based access controls, and Microsoft EntraID permissions and group definitions. External party access to Company systems is granted exclusively through individually scoped EntraID guest accounts. Vulnerability assessments, cybersecurity threat intelligence, and outside audits and certifications are used to evaluate and improve these safeguards on an ongoing basis.

(3)	Incident Response and Recovery Planning: The Company has established and maintains a comprehensive incident response, business continuity, and disaster recovery plans designed to address the Company’s response to a cybersecurity incident. The Company maintains third party-managed system backup images, with approximately five backup points captured daily and retained for a minimum of 90 days. Video and other compliance-sensitive data are retained for longer periods as required by applicable regulations.

(4)	Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems. External system access is limited to a small number of identified parties and is governed by individually defined guest permissions. The Company’s CFO conducts quarterly reviews of vendor activity through the Company’s accounting platform to monitor third-party relationships. Third parties with access to Company systems or data are evaluated on an ongoing basis, and access is scoped to the minimum necessary for each party’s business function.

(5)	Education and Awareness: The Company provides regular, mandatory training for all levels of employees regarding cybersecurity threats to equip the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.

We conducts periodic assessment and testing of the Company’s policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events.

Governance

The Audit Committee oversees the Company’s risk management program, including the management of cybersecurity threats. The Audit Committee receives prompt and timely information regarding any cybersecurity risk that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk. On an annual basis, the Audit Committee discusses the Company’s approach to overseeing cybersecurity threats with our CFO and other members of senior management.

The Company’s VP of Business Analytics, who has over 10 years of IT security management experience in the cannabis industry, serves as the primary internal point of contact for cybersecurity matters and is responsible for managing our relationship with our managed security service provider, NetworkOne. NetworkOne is responsible for day-to-day cybersecurity operations, including administration of all user accounts, servers, and network infrastructure across our Microsoft environment. NetworkOne provides us with monthly reports of network and user activity metrics, formal quarterly security reports, and real-time reporting during active security incidents. Management conducts quarterly internal reviews of IT security posture in collaboration with NetworkOne.

We maintain intentional separation of administrative responsibilities as a control measure. NetworkOne holds master administrative access to our Microsoft environment and associated network infrastructure. The Company’s CFO maintains master administrative access to our accounting systems and financial software platforms, providing an independent control layer over financial system access that is separate from general IT administration.

Senior management, in coordination with NetworkOne, implements a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with our incident response and recovery plans. Through ongoing communications with these teams, senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats have not materially affected, and we do not believe are reasonably likely to materially impact our operations, including our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

We believe that our facilities are generally in good condition and suitable to carry on our business.

Our U.S. executive offices consist of approximately 5,000 square feet of office space located at our Airport facility. The address of our U.S. executive offices 550 Airport Road, Medford, Oregon 97504.

Our Ontario executive offices are located at 340 Richmond Street West, Toronto, Ontario, M5V 1X2, Canada.

We are organized into three operating segments, Oregon, Michigan and New Jersey, based on the way we manage and evaluate our business internally. Significant properties within our operating segments include the following:

Oregon

Through GR Gardens, we operate four cultivation facilities that currently service the Oregon recreational marijuana market: Airport, Rossanley, Ross Lane, and Foothill. We also lease a facility used for post-harvest processing called Lars in Medford, Oregon.

We lease approximately 42 acres of real property in Jackson County, Oregon, commonly known as 741 West Fork Trail Creek Road, Trail, Oregon 97541, through a Commercial Lease Agreement, dated March 1, 2017, between our CEO and GRU Properties, LLC (“GRUP”), our indirect wholly-owned subsidiary. This property is subleased by GRUP to GR Gardens pursuant to a Commercial Sublease Agreement, dated March 1, 2017.

We lease approximately 64 acres of real property in Jackson County, Oregon, commonly known as 3100 N. Foothill Road, Medford, Oregon, 97504, through a Commercial Lease Agreement, dated March 17, 2021, between Naumes, Inc., and GR Gardens.

We lease property located at 655 Rossanley Drive, Medford, Oregon, pursuant to a Commercial Lease Agreement, dated January 31, 2017, between VWPP, LLC, and GRUP. This property is subleased by GRUP to GR Gardens pursuant to a Commercial Sublease Agreement, dated January 31, 2017.

We lease property located at 550 Airport Road, Medford, Oregon, pursuant to that certain Commercial Lease Agreement, assumed on April 14, 2022, between Airport Road LLC (“Airport Road”) and GRUP.

We lease property located at 2046 Lars Way, Medford, Oregon, pursuant to a Commercial Lease Agreement, dated December 20, 2021, between Airport Road and GR Gardens.

On January 12, 2024, pursuant to a purchase option GR Gardens acquired 35 acres of real property that we had previously been leasing from Lender Capital, LLC in Jackson County, Oregon, commonly known as 2888 Ross Lane, Central Point, Oregon.

Michigan

We lease property located at 333 Morton St, Bay City, Michigan, pursuant to a Commercial Lease Agreement, dated February 1, 2020, between David Pleitner, LLC and Golden Harvests.

New Jersey

We lease property located at 1425 Grandview Avenue, Paulsboro, New Jersey, pursuant to a Commercial Lease Agreement, dated July 1, 2023, between FIVF-III-NJ1, LLC and ABCO.

Illinois

We, through Rogue EBC, LLC, our indirect majority owned subsidiary, lease property located at 345 Lakewood Avenue, Waukegan, Illinois, pursuant to a Commercial Lease Agreement, dated December 11, 2023.

Minnesota

We, through GR Unlimited, lease property located at 40 77th Ave. NE, Fridley, Minnesota 55432, pursuant to a Commercial Lease Agreement, dated December 5, 2025.

ITEM 3. LEGAL PROCEEDINGS

On September 22, 2022, the SEC instituted administrative proceedings against the Company alleging violations of the Exchange Act for failing to timely file its periodic reports. We have responded and are working toward resolving the matter. At present, we are current in our Exchange Act reporting, we have also filed a registration statement with the SEC to re-register our SV Shares under the Securities Act of 1933, as amended, and, once effective, we intend to seek a resolution of the administrative proceeding on the merits of our proactive registration.

There are no additional pending legal proceedings to which we or our subsidiaries are a party or of which any of our property or assets is subject. There are no legal proceedings to which any of the directors, officers or affiliates or any associate of any such directors, officers or affiliates of either our company or our subsidiary is a party or has a material interest adverse to us.

We may, from time to time, become involved in disputes and proceedings arising in the ordinary course of business. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse effect on our business, results of operations, and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Subordinate Voting Shares, no par value, (our “SV Shares”) are quoted on OTC Venture Market under the symbol “GRUSF” and listed on the Canadian Securities Exchange under the symbol “GRIN”.

The following table sets forth, in Canadian dollars, the high and low closing price of our SV Shares traded on the CSE for each of the calendar quarters indicated for the past two fiscal years.

Period	High (C$)	Low (C$)	Volume
Year Ended December 31, 2025
First Quarter (March 31, 2025)	$0.96	$0.70	2,732,306
Second Quarter (June 30, 2025)	$0.69	$0.42	5,292,711
Third Quarter (September 30, 2025)	$0.67	$0.47	4,560,263
Fourth Quarter (December 31, 2025)	$0.70	$0.41	5,393,745

Year Ended December 31, 2024
First Quarter (March 31, 2024)	$0.74	$0.36	9,456,689
Second Quarter (June 30, 2024)	$1.14	$0.70	11,209,596
Third Quarter (September 30, 2024)	$0.97	$0.77	6,660,182
Fourth Quarter (December 31, 2024)	$1.00	$0.81	1,823,168

Source: Refinitiv, without independent verification.

The following table sets forth, in U.S. dollars, the high and low closing prices of our SV Shares traded on the OTC Venture Market for each of the calendar quarters indicated for the past two fiscal years.

OTC Venture Market quotations reflect inter-dealer prices, without markup, markdown or commissions and, particularly because our SV Shares are traded less frequently, may not necessarily represent actual transactions or a liquid trading market.

Period	High ($)	Low ($)	Volume
Year Ended December 31, 2025
First Quarter (March 31, 2025)	$0.68	$0.48	10,953,687
Second Quarter (June 30, 2025)	$0.50	$0.31	13,364,641
Third Quarter (September 30, 2025)	$0.49	$0.35	12,256,996
Fourth Quarter (December 31, 2025)	$0.52	$0.29	13,165,015

Year Ended December 31, 2024
First Quarter (March 31, 2024)	$0.58	$0.27	8,446,810
Second Quarter (June 30, 2024)	$0.83	$0.52	13,185,353
Third Quarter (September 30, 2024)	$0.72	$0.57	9,272,817
Fourth Quarter (December 31, 2024)	$0.72	$0.59	8,244,140

Source: Refinitiv, without independent verification.

Holders

As of April 7, 2026, we had 249,938,980 SV Shares and no Multiple Voting Shares outstanding and, there were approximately 1,158 holders of record of our SV Shares. Since certain SV Shares are held by brokers and other institutions on behalf of shareholders, the foregoing number of holders of our SV Shares is not representative of the number of beneficial holders of our SV Shares.

Dividends

We have never paid or declared any cash dividends on our SV Shares nor do we intend to pay cash dividends on our SV Shares in the foreseeable future as we anticipate that our cash resources will be used to finance growth.

Unregistered Sales of Equity Securities

The following SV Shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering:

On January 10, 2023, we issued 200,000 SV Shares as partial consideration for our acquisition of Golden Harvests.

The following SV Shares were issued pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 3(a)(9) thereof for securities exchanged with existing security holders:

During the year ended December 31, 2023, we issued 11,173,275 SV Shares as holders opted to convert their convertible debentures.

During the year ended December 31, 2024, we issued 3,686,308 SV Shares for total proceeds of $359,958 (CAD$262,782) as holders opted to exercise their stock options.

During the year ended December 31, 2024, we issued 13,483,670 SV Shares as holders opted to convert their convertible debentures.

During the year ended December 31, 2024, we issued 23,270,249 SV Shares for total proceeds of $4,609,577 (CAD$6,314,125) as holders opted to exercise their warrants associated with the convertible debentures.

During the year ended December 31, 2025, we issued 2,764,167 SV Shares for total proceeds of $406,944 (CAD$568,811) as holders opted to exercise their stock options.

During the year ended December 31, 2025, we issued 463,575 SV Shares on conversion of vested restricted share units.

During the year ended December 31, 2025, we issued 24,065,125 SV Shares as holders opted to convert their convertible debentures.

ITEM 6. [Reserved].

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth in “Part I – Item 1A. Risk Factors.”

Business Overview

We were incorporated on September 22, 1978, under the Business Corporations Act (Ontario), and, until 2016, operated predominantly as a mining and energy company. In 2016, we divested our mining and energy assets and began operating as a digital media and technology company.

In 2018, we, together with Grown Rogue Canada, an Ontario corporation, and Grown Rogue Unlimited, LLC, an Oregon limited liability company and our wholly-owned subsidiary (“GR Unlimited”), completed a reverse triangular merger (the “Merger”). Following completion of the Merger, we changed our name to Grown Rogue International Inc. and began operating as a fully integrated, seed to experience cannabis brand with a focus on user experience.

We manage indoor and outdoor growing facilities in the Rogue Valley of Southern Oregon to take advantage of the unique microclimates inherent to each of the various farm locations that help create varied flavor and product profiles while retaining the unique core characteristics that we believe consumers’ desire. In 2021, we expanded into Michigan by obtaining an interest in an operating company with an indoor grow facility. In 2024, we expanded into New Jersey by obtaining an interest in an operating company with an indoor grow facility. We have also recently entered the Illinois and Minnesota markets with plans to expand.

The Grown Rogue portfolio of brands have a diverse cannabis product suite that includes premium flower (indoor and sungrown) and flower pre-rolls. We are strategically focused on high-quality, low-cost production of flower and flower-based products. Flower continues to be the leading product category in most every state as compared to other products such as edible, vape cartridges, pre-rolls, or concentrates. With our best-in-class production methods, low-cost cultivation, award winning product, and geographic location in the famed Emerald Triangle, we believe Grown Rogue is well positioned to execute on becoming a leader in flower production in the cannabis sector.

We, through our subsidiaries, have direct involvement in the cultivation, manufacture, possession, sale, and distribution of marijuana in the United States. We are primarily involved in the U.S. marijuana industry as a seed to retail company with operations currently in Oregon and Michigan (both of which have legalized medical and recreational marijuana). Through our subsidiaries we produce recreational marijuana and distribute it to dispensaries throughout Oregon, Michigan, and New Jersey.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

Significant items contributing to the generation of net income are summarized in the table below:

Years ended December 31:	2025	2024	Variance	Variance
	$	$	$	%
Total revenues	32,427,936	26,622,324	5,805,612	22%
Cost of revenues	(18,281,254)	(13,379,346)	(4,901,908)	37%
Amortization of property and equipment	702,258	993,379	(291,121)	29%
General and administrative	11,643,917	10,580,794	1,063,123	10%
Share-based compensation	2,393,994	1,608,823	785,171	49%
Interest expense	(150,331)	(77,513)	(72,818)	94%
Accretion expense	(1,234,423)	(1,836,440)	602,017	(33)%
Other income (expense)	932,730	1,090,649	(157,919)	(14)%
Interest income	179,731	350,656	(170,925)	(49)%
Unrealized loss on derivative liability	44,917	(7,754,402)	7,799,319	(101)%
Realized gain (loss) on derivative liability	5,859,744	(5,049,209)	10,908,953	(216)%
Unrealized gain on warrant asset	247,477	3,094,413	(2,846,936)	(92)%
Realized loss on warrant liability	-	(1,741,710)	1,741,710	(100)%
Loss on equity investment in associate	(452,962)	(251,230)	(201,732)	80%
Income tax	(1,603,439)	(3,864,547)	2,261,108	(59)%
Net income (loss)	3,229,957	(15,979,351)	19,209,308	(120)%

Total Revenues

The following table summarizes the components of revenues for the years ended December 31, 2025 and 2024:

Years ended December 31:	2025	2024	Variance	Variance
	$	$	$	%
Revenue from Grown Rogue production	32,427,936	25,364,193	7,063,743	28%
Revenue from services	-	1,258,131	(1,258,131)	(100)%
Total revenue	32,427,936	26,622,324	5,805,612	22%

Revenue From Grown Rogue Production

The following table summarizes revenues from Grown Rogue production for the years ended December 31, 2025 and 2024:

Years ended December 31:	2025	2024	Variance	Variance
	$	$	$	%
Indoor	24,724,109	18,389,480	6,334,629	34%
Outdoor	2,550,095	2,841,940	(291,845)	(10)%
Pre-rolls	5,162,268	3,280,915	1,881,353	57%
Trim & other	(8,536)	851,858	(860,394)	(101)%
Revenue from product sales	32,427,936	25,364,193	7,063,743	28%

Revenues for the years ended December 31, 2025 and 2024, were $32,427,936 and $25,364,193, respectively. We sold 12,064 or 36% more pounds during the year ended December 31, 2025, as compared to the year ended December 31, 2024, while average selling prices decreased by approximately $45 or 6% per pound.

The following table summarizes pounds sold.

Years ended December 31:	2025	2024	Variance	Variance
	pounds	pounds	pounds	%
Indoor flower	29,415	20,845	8,570	41%
Outdoor flower	10,183	8,132	2,051	25%
Pre-rolls	5,981	4,538	1,443	32%
Total	45,579	33,515	12,064	36%

The following table summarizes average selling price per pound sold.

Years ended December 31:	2025	2024	Variance	Variance
	$	$	$	%
Indoor flower	841	882	(42)	(5)%
Outdoor flower	250	349	(99)	(28)%
Pre-rolls	863	723	140	19%
Average	711	757	(45)	(6)%

Service Revenues

Service revenues for the year ended December 31, 2025, decreased to $nil, as compared to $1,258,131 for the year ended December 31, 2024, following our termination, on October 11, 2024, of a consulting agreement (the “Consulting Agreement”) between GR Unlimited and Vireo Growth Inc. (formerly Goodness Growth Holdings, Inc., “Vireo Growth”).

Cost of Revenues

Years ended December 31:	2025	2024	Variance	Variance
	$	$	$	%
Costs of Product sales	(18,281,254)	(13,172,677)	(5,108,577)	39%
Costs of service revenues	-	(206,669)	206,669	(100)%
Costs of goods sold	(18,281,254)	(13,379,346)	(4,901,908)	37%

Cost of goods sold includes the cost of finished cannabis inventory sold. Cost of service revenues includes the cost associated with the revenues derived from the Consulting Agreement.

During the year ended December 31, 2025, cost of finished cannabis inventory sold increased by $5,108,577 as compared to the year ended December 31, 2024. The increase in cost of cannabis finished goods inventory sold is primarily due to the increase in revenue from sale of cannabis inventory and a decrease in margins from 50% during the year ended December 31, 2024 to 43% during the year ended December 31, 2025 due to the 6% decline in average selling price per pound as noted above.

During the year ended December 31, 2025, cost of services revenues decreased to $nil, as compared to $206,669 for the year ended December 31, 2024, as we terminated the Consulting Agreement with Vireo Growth on October 11, 2024.

Amortization

Amortization expense relates to our property and equipment and was $702,258 for the year ended December 31, 2025 as compared to $993,379 for the year ended December 31, 2024. Total amortization of property and equipment was $2,842,952 for the year ended December 31, 2025, of which $2,140,694 was capitalized to inventory. Total amortization expense was $1,429,426 for the year ended December 31, 2024, of which $436,047 was capitalized to inventory.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 and 2024, were as follows.

Years ended December 31:	2025	2024	Variance	Variance
	$	$	$	%
Office, banking, travel, and overheads	2,593,087	3,025,609	(432,522)	(14)%
Professional services	1,041,021	742,239	298,782	40%
Salaries and benefits	8,009,809	6,812,946	1,196,863	18%
General and administrative expenses	11,643,917	10,580,794	1,062,123	10%

General and administrative costs for the year ended December 31, 2025 increased by $1,062,123 in comparison to the costs for the year ended December 31, 2024, in support of our growth and increased sales volumes.

Share-based Compensation

During the year ended December 31, 2025, we granted, or committed to grant, SV Shares, stock options and restricted share units (“RSUs”) as compensation to employees and service providers. The SV Share issuances, share options and RSUs (measured at fair value using the Black-Scholes pricing model) resulted in total expense recognition of $2,393,994 during the year ended December 31, 2025, as compared to $1,608,823 for the year ended December 31, 2024. The expense increased as a result of the issuance of 2,330,000 stock options and 1,234,375 RSU’s combined with vesting expense related to stock option and RSU awards issued during the year ended December 31, 2024.

Interest Expense

Interest expense reflects the increase in long-term debt due to the new issued long-term debt (see “—Cash Flows—Indebtedness” below for a detailed discussion of our long-term debt) which was partially offset by a decrease due to settlement of the outstanding convertible debentures during the year ended December 31, 2024.

Accretion Expense

Accretion expense for the year ended December 31, 2025 decreased by $602,017, in comparison to the accretion expense for the year ended December 31, 2024, as result of the settlement of outstanding convertible debentures during the year ended December 31, 2024 along with a reduction in accretion expense related to consideration payable on acquisitions as the balances are repaid in accordance with the terms of the respective Canopy and Golden Harvests agreements.

Other Income

Other income for the year ended December 31, 2025 decreased by $157,979, in comparison to other income for the year ended December 31 2024, as the year ended December 31, 2024 included an $800,000 termination fee related to the termination of the Consulting Agreement with Vireo Growth. This decrease was partially offset by a federal tax credit received during the year ended December 31, 2025 of $547,000.

Interest Income

Interest income for the year ended December 31, 2025 decreased by $170,925, in comparison to interest income for the year ended December 31, 2024, as a result of lower interest earned on cash balances.

Unrealized Gain On Derivative Liability

Unrealized gain on derivative liability for the year ended December 31, 2025 decreased by $7,799,319, in comparison to unrealized gain on derivative liability for the year ended December 31, 2024, as a result of the settlement of the conversion feature related to the convertible debentures during the year ended December 31, 2025. The derivative liability balance as at December 31, 2025 relates to interest rate swaps transactions with Western Alliance Bank.

Realized (Gain) Loss On Derivative Liability

Realized gain (loss) on derivative liability for the year ended December 31, 2025 increased by $10,908,953, in comparison to realized gain (loss) on derivative liability for the year ended December 31, 2024, as a result of a realized gain on settlement of the conversion feature due to a decrease in our SV Share price during the period as compared to a realized loss on settlement of the conversion feature during the year ended December 31, 2024 due to an increase in our SV Share price during the period.

Unrealized Gain On Warrant Asset

Unrealized gain on warrant asset for the year ended December 31, 2025 decreased by $2,846,936, in comparison to unrealized gain on warrant asset for the year ended December 31, 2024. The gain decreased as the Vireo Growth share price remained relatively consistent during the year ended December 31, 2025 while it increased significantly during the year ended December 31, 2024. The Vireo Growth share price impacts the Black-Scholes model used by the Company to determine the fair value of the Vireo Growth warrants held.

Realized Loss On Warrant Liability

Realized loss on warrant liability for the year ended December 31, 2025 increased by $1,741,710, in comparison to realized loss on warrant liability for the year ended December 31, 2024, as the warrant liability was fully settled during the year ended December 31, 2024.

Loss On Equity Investment In Associate

On March 5, 2024, we formed Rogue EBC, LLC (“Rogue EBC”) as a joint venture with EBC Ventures (“EBC”) to enter the Illinois market. We initially owned 70% of Rogue EBC, while EBC owned the remaining 30%, however, on September 20, 2025 we entered into an agreement to acquire EBC’s interest in Rogue EBC with closing contingent on approval by the Illinois Department of Agriculture.

Loss on equity investment in associate for the year ended December 31, 2025 decreased by $201,732, in comparison to loss on equity investment in associate interest income for the year ended December 31, 2024, as a result of an increase in the net loss of Rouge EBC which has not yet commenced commercial production and will incur operating losses until commercial production commences.

Income Tax

During the year ended December 31, 2024, we recorded an uncertain tax liability of $3,812,372 for uncertain tax positions primarily related to the treatment of certain transactions and deductions under Section 280E of the Code based on legal interpretations that challenge our tax liability under Section 280E of the Code. We recorded additional uncertain tax liability of $3,513,910 for uncertain tax positions for the year ended December 31, 2025. These uncertain tax positions, inclusive of penalties and interest, are included in other non-current liabilities on the consolidated balance sheets.

The following table summarizes the uncertain tax position recognized net of certain deferred tax assets in the consolidated financial statements for the years ended December 31, 2025 and 2024.

Uncertain tax position inclusive of penalties and interest:
$
Balance, December 31, 2023	2,128,057
Additions based on tax positions related to the current year	3,562,881
Interest and penalties recorded in income tax expense	249,491
Balance, December 31, 2024	5,940,429
Additions based on tax positions related to the current year	3,078,881
Interest and penalties recorded in income tax expense	435,030
Balance, December 31, 2025	9,454,340

Segment Reporting

We operate in the states of Oregon, Michigan, New Jersey in the United States, and we recently began providing consulting services. The following tables summarize performance by segment for the years ended December 31, 2025 and 2024.

Segments	Oregon	Michigan	New Jersey	Services	Total
	$	$	$	$	$
Non-current assets other than financial instruments:
As at December 31, 2025	5,712,897	3,853,192	13,949,466	11,638,995	35,154,550
As at December 31, 2024	6,170,295	4,933,394	14,506,946	1,855,922	27,466,557

Year ended December 31, 2025:
Net revenue	11,059,993	10,032,271	11,335,672	-	32,427,936
Gross profit	3,155,508	4,927,354	6,063,820	-	14,146,682
Net income (loss)	480,531	2,418,707	4,510,506	(4,179,787)	3,229,957

Year ended December 31, 2024:
Net revenue	12,093,606	12,936,028	334,559	1,258,131	26,622,324
Gross profit	4,913,965	7,228,158	49,393	1,051,462	13,242,978
Net income (loss)	2,067,908	4,072,961	(1,393,572)	(20,726,648)	(15,979,351)

Non-GAAP Financial Measures (EBITDA and Adjusted EBITDA)

In addition to providing financial measures based on accounting principles generally accepted in the United States of America (“GAAP”), we provide “EBITDA” and “Adjusted EBITDA” which are non-GAAP financial measures used by management to understand and compare our operating results across accounting periods, for financial and operational decision-making, for planning and forecasting purposes and to evaluate our financial performance. Non-GAAP financial measures do not have any defined meaning under GAAP and may not be comparable to similar measures presented by other companies.

We define “EBITDA” as net income or loss for a period, as reported, before interest, taxes, depreciation and amortization, and as further adjusted to remove transaction costs, share-based compensation expense, accretion expense, gain (loss) on derecognition of derivative liabilities, as well as other non-cash items and items not representative of operational performance as reported in net income (loss).

We define “Adjusted EBITDA” as EBITDA adjusted for the impact of various significant or unusual transactions. We believe that Adjusted EBITDA is a useful metric to evaluate our operating performance and that it may increase comparability with companies in the cannabis industry by adjusting for variability resulting from differences in capital structures, resource allocations and investments, the impact of fair value adjustments on biological assets and inventory and financial statements, which may be volatile and fluctuate significantly from period to period. However, other companies may also calculate these measures differently, which would limit their usefulness as a comparative measure.

Adjusted EBITDA is intended to provide a proxy for our operating cash flow before changes in non-cash working capital, which was $5,385,640 (for the year ended December 31, 2024 - $3,762,446).

The following table provides a reconciliation of our net income (loss), as reported, to Adjusted EBITDA (non-GAAP) for the years ended December 31, 2025 and 2024:

Years ended December 31:	2025	2024
	$	$
Adjusted EBITDA Reconciliation
Net income (loss)	3,229,957	(15,979,351)
Add back amortization of property and equipment included in cost of sales	2,690,658	765,004
Add back interest and interest accretion expense	1,384,754	1,913,953
Add back amortization of property and equipment	702,258	993,379
Add back loss on equity investment in associate	452,962	251,230
Add back income tax expense	1,603,439	3,864,547
Deduct unrealized gain / add back unrealized loss on derivative liability	(5,904,661)	14,545,321
Deduct interest expense and accretion expense	(1,112,461)	(1,441,305)
Deduct unrealized gain on warrants asset	(247,477)	(3,094,413)
EBITDA	2,799,429	1,818,365
Compliance costs[1]
Add back share-based compensation	2,393,994	1,608,823
Add back costs associated with acquisition of Golden Harvests[1]	120,000	603,000
Add back new production location startup costs[2]	72,217	783,720
Deduct non-recurring services revenue[3]	-	(1,051,462)
Adjusted EBITDA	5,385,640	3,762,446

[1]	Costs associated with the Company’s acquisition of the Michigan assets.
[2]	During the years ended December 31, 2025 and 2024, we incurred $72,217 and $783,720, respectively in pre-opening operating costs associated with the investments Minnesota and New Jersey, respectively.
[3]	On May 24, 2023, GR Unlimited entered into an independent contractor Consulting Agreement with Vireo Growth which was amended on September 20, 2023, pursuant to which GR Unlimited agreed to support Vireo Growth in the optimization of its cannabis flower products. On October 11, 2024, we terminated Consulting Agreement.

Segmented Adjusted EBITDA – Year ended December 31, 2025	Oregon	Michigan	New Jersey	Corporate	Consolidated
	$	$	$	$	$
Revenue	11,059,993	10,032,271	11,335,672	-	32,427,936
Costs of revenue	(7,904,485)	(5,104,917)	(5,271,852)	-	(18,281,254)
Gross profit	3,155,508	4,927,354	6,063,820	-	14,146,682
Operating expenses:
General and administration	2,570,592	2,389,021	1,320,605	5,363,699	11,643,917
Depreciation and amortization	213,066	185,361	243,760	60,071	702,258
Share-based compensation	-	-	-	2,393,994	2,393,994
Other income and expense:
Interest and accretion	(10,004)	(14,126)	(129,917)	(1,230,707)	(1,384,754)
Interest and other income (expense)	118,685	(24,427)	259,747	758,456	1,112,461
Unrealized loss on derivative liability	-	-	-	44,917	44,917
Realized loss on derivative liability	-	-	-	5,859,744	5,859,744
Unrealized loss on warrants asset	-	-	-	247,477	247,477
Loss on equity method investment in associate	-	-	-	(452,962)	(452,962)
Net income (loss) before income tax	480,531	2,314,419	4,629,286	(2,590,840)	4,833,396
Income tax	-	104,288	(118,780)	(1,588,947)	(1,603,439)
Net income (loss) after income tax	480,531	2,418,707	4,510,506	(4,179,787)	3,229,957
Amortization of property and equipment included in cost of sales	573,545	842,566	1,274,547	-	2,690,658
Interest and accretion	10,004	14,126	129,917	1,230,707	1,384,754
Amortization of property and equipment	213,066	185,361	243,760	60,071	702,258
Loss on equity method investment in associate	-	-	-	452,962	452,962
Income tax	-	(104,288)	118,780	1,588,947	1,603,439
Change in fair value of derivative liability	-	-	-	(5,904,661)	(5,904,661)
Interest and other income (expense)	(118,685)	24,427	(259,747)	(758,456)	(1,112,461)
Unrealized loss on warrant asset	-	-	-	(247,477)	(247,477)
EBITDA before one-time adjustments	1,158,641	3,380,899	6,017,762	(7,757,693)	2,799,429
Add back to EBITDA:
Share-based compensation	-	-	-	2,393,994	2,393,994
Costs associated with acquisition of Golden Harvests	-	-	-	120,000	120,000
Add back new production location startup costs	-	-	-	72,217	72,217
Adjusted EBITDA	1,158,641	3,380,899	6,017,762	(5,171,482)	5,385,640

Liquidity and Capital Resources

Sources of Liquidity

Our ability to generate cash in the short term is based upon sales from production and financing proceeds, and in the long term is based upon sales from production, including production from investments in production increases, or from growth by business acquisitions, or a combination thereof. Investments to increase production or acquire business may require further financing. The Company generates operating cash flows from sales of cannabis products which generate margin that contribute to coverage of other operating costs. We have raised financing historically through debt and equity, which has been and will be invested in the business in order to improve production yields and increase total productive capacity, as well as cover operating costs, and to strategically expand the business.

We raised gross proceeds of $13,037,289 from long-term debt and exercise of share options during the year ended December 31, 2025. We raised proceeds of $5,419,535 from the exercise of warrants and share options and sale of membership units in a subsidiary during the year ended December 31, 2024.

We are typically able to sell finished goods shortly after inventory reaches its final state, and sales are primarily made on cash-on-delivery terms, or with short net terms. Our ability to fund operations, to plan capital expenditures, and to plan acquisitions, depends on future operating performance and cash flows and the availability of capital by way of debt or equity investment in the Company, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond the Company’s control.

We believe that our cash on-hand, projected cash flows from current and future anticipated sales of finished goods, and net proceeds from any current and anticipated financing activities, will be sufficient to meet our liquidity and capital resource requirements for the next 12 months from the date of issuance of this Annual Report.

Working Capital

At December 31, 2025 and 2024, we had a working capital of $16,590,979 and $6,695,789, respectively, as follows:

As of:	December 31, 2025	December 31, 2024
	$	$
Cash	11,371,834	4,917,708
Current assets excluding cash	10,806,880	8,198,038
Total current assets	22,178,714	13,115,746
Current liabilities excluding convertible debentures and derivative liability	5,587,735	6,419,957
Working capital	16,590,979	6,695,789

Working capital increased by $9,895,190 from December 31, 2024 to December 31, 2025, primarily due to proceeds from a new credit facility with Western Alliance Bank (see section titled Indebtedness). The current liabilities included to derive working capital exclude the current portion of convertible debt which has a maturity greater than one year but is classified as current liabilities. The current liabilities also exclude the derivative liability balance related to convertible debentures which are now settled and an interest rate swap with Western Alliance Bank.

We expect significant ongoing fluctuations in working capital over time, as we continue to expand strategically and with efficient capital allocation. We have historically raised debt with principal due on maturity which result in large one time repayments, and despite recently securing a credit facility with more regular repayment schedules we have plans to invest for increased output at ABCO Garden State, LLC (“ABCO”) and the initial build out of Rogue EBC which will require significant cash investment. We have historically been able to meet commitments, modify debt maturities, and raise new financing as required to respond to changes in our liquidity position, although there is no guarantee we will be able to do so in the future. We are exposed to market pricing for cannabis products, which materially impacts our liquidity and is out of our control. The market for cannabis products, including flower, which is our primary product, is relatively immature, having recently become legal to buy and sell in certain markets.

We have observed some indications of seasonality, and in addition, we have observed that market conditions can change rapidly without apparent explanations or analyzable causes. We cannot control whether we will be able to raise financing when required or sell cannabis products at profitable prices in the future; however, part of our strategy is to produce flower at sustainable gross margins over a growing productive base, which, holding other factors constant, is expected to result in improved net loss or net income, as well as net cash flows.

Cash Flows

Comparison of the Year Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

Years ended December 31:	2025	2024
	$	$
Net income (loss)	3,229,957	(15,979,351)
Net cash provided by operating activities	3,569,795	2,614,980
Net cash used in investing activities	(6,870,393)	(8,969,235)
Net cash provided by financing activities	9,750,700	4,485,245
Effect of foreign exchange on cash and cash equivalents	4,024	(17,861)
Net increase in cash and cash equivalents	6,454,126	(1,886,871)
Cash and cash equivalents, beginning	4,917,708	6,804,579
Cash and cash equivalents, ending	11,371,834	4,917,708

Operating Activities

During the year ended December 31, 2025, cash provided by operating activities was $3,569,795 (year ended December 31, 2024 - $2,614,980). This number was derived by adjusting net income (loss) for non-cash items, including the following significant adjustments:

●	Deduction of $5,904,611 (year ended December 31, 2024 - addition of $12,803,611) from the change in fair value of derivative liability and warrant liability;

●	Addition of $2,140,694 (year ended December 31, 2024 - $436,047) from amortization expensed in costs of finished inventory sold;

●	Addition of $549,964 (year ended December 31, 2024 - $328,957) from lease costs included in finished cannabis inventory sold;

●	Addition of $2,393,994 (year ended December 31, 2024 - $1,608,823) in share-based compensation, share option and restricted share units vesting expense, including expense for option grants under our share option plan implemented during 2020, as well as shares issued directly as compensation for employees, directors, and service providers;

●	Addition of $1,384,754 (year ended December 31, 2024 - $1,836,440) in accretion and interest expense on debt and convertible debentures outstanding;

●	Addition of $702,258 (year ended December 31, 2024 - $993,379) in amortization of property and equipment;

●	Addition of $452,962 (year ended December 31, 2024 - $251,230) from the loss on investment in associate;

●	Addition of $12,897 (year ended December 31, 2024 - $1,850,802) from changes in non-cash working capital;

●	Deduction of $247,477 (year ended December 31, 2024 - $3,094,413) from the unrealized loss on warrants asset;

●	Deduction of $314,892 (year ended December 31, 2024 - $nil) from other income including interest income; and

●	Deduction of $830,655 (year ended December 31, 2024 - $112,198) from deferred income taxes.

Changes in non-cash working capital are summarized in the following table.

Years ended December 31:	2025	2024
	$	$
Accounts receivable	(1,351,145)	85,865
Inventory	1,000,948	(3,007,952)
Prepaid expenses	35,450	(364,496)
Accounts payable and accrued liabilities	(1,428,388)	1,548,570
Income tax payable	(1,620,708)	1,043,338
Uncertain tax position liability	3,376,740	2,545,477
Total	12,897	1,850,802

Changes in accounts receivable are due to the timing and collection of sales. Changes in inventory reflect increases due to increased productive capacity, as well as the timing of harvests, the timing of the completion growth cycles, and the timing of sales of finished inventory. Changes in liabilities, including accounts payable and accrued liabilities reflect the use of credit terms and cash flow management based upon ongoing liquidity management.

Investing Activities

During the year ended December 31, 2025, we expended cash flows of $4,659,006 (year ended December 31, 2024 - $4,082,154) for property and equipment additions.

We also expended $250,000 (year ended December 31, 2024 - $1,547,678) as cash advances and loans to other parties during the year ended December 31, 2025. Repayment of $nil was received during the year ended December 31, 2025 (year ended December 31, 2024 - $266,417).

During the year ended December 31, 2025, $610,532 was expended towards acquisition of Canopy Management and Golden Harvests (year ended December 31, 2024 - $271,438). Dividends paid to a minority owner from Golden Harvests was $115,000 (year ended December 31, 2024 - $530,000).

During the year ended December 31, 2025, $nil was expended towards the acquisition of ABCO (year ended December 31, 2024 - $1,980,000) and $1,235,855 was expended towards equity investment in Rogue EBC (year ended December 31, 2024 - $827,197). The acquisition of ABCO resulting in the acquisition of $nil in cash (year ended December 31, 2024 - $2,815).

Financing Activities

Net cash flows provided by financing activities during the year ended December 31, 2025, were $9,750,700 (year ended December 31, 2024 - $4,485,245).

Significant financing activities for the year ended December 31, 2025, included the following:

●	Proceeds of $406,944 from exercise of share options;

●	Proceeds of $12,630,345 from the issuance of debt;

●	Payment of $739,313 for long-term debt issue costs;

●	Repayments of $2,467,521 of long-term debt; and

●	Repayments of $79,755 of convertible debentures.

Significant financing activities for the year ended December 31, 2024, included the following:

●	Proceeds of $359,958 from exercise of stock options;

●	Proceeds of $4,609,577 from exercise of warrants;

●	Proceeds of $450,000 from the issuance of long-term debt;

●	Proceeds of $787,500 from sales of membership units;

●	Repayments of $1,141,437 of long-term debt;

●	Payment of $126,914 of debt and equity issuance costs; and

●	Repayments of $453,439 of convertible debentures.

Indebtedness

During the years ended December 31, 2025 and 2024 we had the following indebtedness.

Long-term debt

Note Payable Owed By Golden Harvests

On May 1, 2021, we assumed a note payable owed by Golden Harvests in the principal amount of $250,000, with interest payable monthly at 10% per annum, and a maturity date of January 14, 2024. After the maturity date, additional interest payments are due quarterly, at amounts that cause total interest paid over the life of the debt to equal $250,000. The note is reported in our consolidated financial statements at amortized cost using an effective interest rate of approximately 33%. The note was fully repaid during the year ended December 31, 2025.

Notes Payable Owed By GR Distribution

On November 23, 2020, debt was issued by our indirect wholly owned subsidiary Grown Rogue Distribution, LLC (“GR Distribution”) in the principal amount of $125,000, interest payable monthly at 10% per annum, and a maturity date of November 23, 2023. After the maturity date, additional interest payments are due quarterly, at amounts that cause total interest paid over the life of the debt to equal $125,000. The note is reported in our consolidated financial statements at amortized cost using an effective interest rate of approximately 27%. The note was fully repaid during the year ended December 31, 2024.

On January 27, 2021, debt was issued by GR Distribution with a principal amount of $250,000, interest payable monthly at 10% per annum, and a maturity date of January 27, 2024 . After the maturity date, additional interest payments are due quarterly, at amounts that cause total interest paid over the life of the debt to equal $250,000. The note is reported in our consolidated financial statements at amortized cost using an effective interest rate of approximately 27%. The note was fully repaid during the year ended December 31, 2025.

Note Payable Owed By GRU Properties

On January 12, 2024, GRU Properties, LLC, our indirect wholly owned subsidiary, entered into a loan transaction with a third-party private lender for the principal amount of $1,285,000, secured by deed of trust of $1,285,000. Interest was payable at the higher of 5% or the London Interbank Offered Rate (“LIBOR”) for the first twelve months. For the thirteenth month to the twenty-fourth month, interest is payable at the higher of 6% or the LIBOR, and for twenty-fifth month to the thirty-sixth month, interest is payable at the higher of 7% or the LIBOR. Interest is paid at the end of the month in arrears and is computed based on a 30-day month. The note has a maturity date of December 1, 2027, and is reported in our consolidated financial statements at amortized cost using an effective rate of approximately 7.2%.

Promissory Notes Payable Owed By ABCO

On March 15, 2024, ABCO entered into a loan agreement with PMW LLC (the “ABCO Lender”) whereby ABCO may borrow up to $1,100,000 from the ABCO Lender in the form of secured promissory notes (the “Advances”) of not less than $150,000 with a fixed interest rate set forth in the notes memorializing the Advances of 16% per annum. At any time after ABCO has paid twelve months’ worth of interest on any Advance it may prepay such Advance in whole without penalty. To prepay an Advance before such time, ABCO must pay twelve months’ worth of interest in addition to a payoff amount. The ABCO Lender has a first priority lien and security interest in favor of the assets of ABCO.

During the year ended December 31, 2025 ABCO borrowed $630,345 through a series of Advances. During the year ended December 31, 2025, we recorded interest expense of $65,124 related to the Advances in our consolidated financial statements.

During the year ended December 31, 2024 ABCO borrowed $662,251 through a series of Advances. During the year ended December 31, 2025, we recorded interest expense of $3,240 related to the Advances in our consolidated financial statements. The Advances in our consolidated financial statements plus accrued interest were paid in full during the year ended December 31, 2025.

Convertible Promissory Note Owed By ABCO

On October 17, 2024, debt was issued by ABCO with a principal amount of $450,000, accruing interest at 15% per annum, and a maturity date of October 17, 2027. The convertible promissory note is subject to an extension to October 17, 2028 if the CRC has not provided GR Unlimited its approval to exercise GR Unlimited’s option to acquire up to a total of 70% of the issued and outstanding equity of Nile of NJ LLC and an additional extension to October 17, 2029 if GR Unlimited has not received CRC approval by October 17, 2028. Upon GR Unlimited receiving written notification of the CRC approval, the Nile of NJ LLC has the right and option to convert all or part of the outstanding principal and accrued and unpaid interest into equity of ABCO at a conversion rate equal to 1% of the equity of ABCO on a fully-diluted basis per $28,571 of principal and accrued interest unpaid at date of receipt of the conversion notice.

Western Alliance Credit Facility

On March 27, 2025, we entered into a senior secured credit facility with Bridge Bank, a division of Western Alliance Bank (“WAB”), which we amended and upsized on September 9, 2025 (the “Credit Facility”). The Credit Facility provides for maximum borrowings of up to $12,000,000, of which we have drawn down $12,000,000 as of the year ended December 31, 2025, has a term of four years, and bears interest at a rate equal to the greater of (i) the Secured Overnight Financing Rate (“SOFR”) plus 4.9% and (ii) 9.0% per annum. The Credit Facility also contains negative covenants requiring that we maintain a fixed charge coverage ratio (as defined in the Credit Facility) of less than 1.5 to 1.0 and a leverage ratio (as defined in the Credit Facility) of no more than 2.0 to 1.0, as of the last day of any fiscal quarter. As of December 31, 2025, we were in compliance with all covenants.

We intend to use the proceeds of the Credit Facility to support our existing growth initiatives, as additional working capital, as well as refinancing a small amount of existing debt. The Credit Facility amortizes over a six-year period from the initial closing and there are no prepayment penalties. Interest will be paid on a monthly basis.

Our obligations under the Credit Facility are secured by a general security agreement, in which we and our subsidiaries have each granted the lender a security interest in the collateral pledged under the agreement. The collateral pledged includes all our assets; this includes accounts, inventory, equipment, investments, and property, including trademarks and mortgaged real property located in Oregon, unless otherwise agreed to by the parties to the agreement.

On May 13, 2025 and September 15, 2025 we entered into interest rate swap agreements for each of the $7,000,000 first tranche and $5,000,000 second tranche, resulting in a blended interest rate of 7.84%.

Consideration Payable on Business Acquisitions

Canopy Management, LLC Acquisition

On May 3, 2021, Canopy Management, LLC (“Canopy”), an entity controlled by our Chief Executive Officer, Obie Strickler, acquired an option to purchase a 60% interest in Golden Harvests, LLC (“Golden Harvests”), a fully licensed and operating cultivation company located in Bay City, Michigan, for aggregate consideration of $1,007,719 comprised of 1,025,000 SV Shares with a fair value of $158,183 and cash payments of $849,536. Simultaneously Canopy provided GR Unlimited with an option to acquire a majority interest in Canopy (the “Canopy Option”) pending its receipt of state and regulatory approvals.

On December 1, 2021, Canopy and the seller of the 60% controlling interest in Golden Harvests agreed to extend the due date of the cash portion of consideration payable until December 31, 2024, in exchange for monthly payments at a rate of 18% interest. During the year ended October 31, 2023, 200,000 of the SV Shares issuable since May 3, 2021, with an aggregate fair value of $35,806, were issued to the seller. Consideration remaining to be paid as of December 31, 2025, included cash consideration of $300,000.

In January 2023, the Company, through GR Unlimited, acquired 87% of the membership units of Canopy from the CEO. All payments necessary for GR Unlimited to exercise its option to acquire 87% of Canopy were equal to payments made by Canopy to purchase a controlling 60% interest of Golden Harvests for aggregate consideration of $1,007,719 comprised of 1,025,000 subordinate voting shares of the Company with a fair value of $158,183 and cash payments of $849,536. Following GR Unlimited’s acquisition of 87% of the membership units of Canopy in January of 2023, Canopy became owned 87% by GR Unlimited; 7.5% by officers and directors; and 5.5% by the CEO.

On April 24, 2024, we entered into a Membership Interest Purchase agreement to acquire an additional 20% interest in Golden Harvests for aggregate consideration of $2,342,207 comprised of deferred cash payments of $2,000,0000 (the “Initial Purchase Price”) plus true-up amounts (the “Additional Purchase Price”). The Initial Purchase Price is to be paid for in thirteen quarterly installments beginning on January 1, 2025. We may pay all or part of the cash portion of the consideration payable after January 1, 2025. The Initial Purchase Price remaining to be paid at December 31, 2025 included cash payments of $1,900,000.

The Additional Purchase Price is calculated on a distribution equivalent basis whereby the seller receives a true-up payment pro-rata based on the proportion of remaining Initial Purchase Price balance at the time of the distribution payment made to us. If distribution equivalent amounts in any quarter are in excess of the minimum interest amounts, then no minimum interest amount is due. The distribution equivalent is reduced pro-rata in accordance with amounts paid down against sellers Initial Purchase Price.

Convertible debentures

9% Convertible Debentures With Original Principal Amount of $2,000,000

On December 5, 2022, we closed a non-brokered private placement of unsecured convertible debentures with an aggregate principal amount of $2,000,000 (the “December Convertible Debentures”). The December Convertible Debentures accrue interest at a rate of 9% per annum, paid quarterly, and were to mature on December 5, 2025. The December Convertible Debentures are convertible into SV Shares at a conversion price of $0.15 (CAD$0.20) per SV Share. Additionally, on closing, we issued the purchasers of the December Convertible Debentures an aggregate of 6,716,499 warrants, representing 50% warrant coverage (the “December Warrants”). The December Warrants were initially exercisable through December 5, 2025 into SV Shares at an exercise price of $0.15 (CAD$0.25) per SV Share, however, we had the right to accelerate the December Warrants if the closing share price of our SV Shares on the CSE was $0.30 (CAD$0.40) or higher for a period of 10 consecutive trading days.

On May 1, 2024 we issued a notice of acceleration, which accelerated the expiry date of the December Warrants to July 30, 2024.

During the years ended December 31, 2024 and 2023, holders of the full $2,000,000 aggregate principal value of the December Convertible Debentures exercised their conversion options resulting in the issuance of 13,586,800 SV Shares.

9% Convertible Debentures With Original Principal Amount of $5,000,000

On July 13, 2023, we closed the first tranche of a non-brokered private placement of unsecured convertible debentures with an aggregate principal amount of $5,000,000 (the “July Convertible Debentures”). The July Convertible Debentures accrue interest at 9% per annum, paid quarterly, and matured on July 13, 2025. The July Convertible Debentures are convertible into SV Shares at a conversion price of $0.17(CAD$0.24) per SV Share. Additionally, on closing, we issued the purchasers of the July Convertible Debentures an aggregate of 13,737,500 warrants, representing one-half of one warrant for each $0.17 (CAD$0.24) of principal amount of July Convertible Debentures purchased (the “July Warrants”). The July Warrants were initially through July 13, 2026 into SV Shares at an exercise price of $0.21 (CAD$0.28) per SV Share, however, we had the right to accelerate the July Warrants if the closing share price of our SV Shares on the CSE was $0.30 (CAD$0.40) or higher for a period of 10 consecutive trading days.

On March 1, 2024 we issued a notice of acceleration, which accelerated the expiry date of the July Warrants to May 30, 2024.

During the year ended December 31, 2024, the holders of $950,000 in aggregate principal value of the July Convertible Debentures exercised their conversion options resulting in the issuance of 2,413,525 SV Shares.

9% Convertible Debentures With Original Principal Amount of $1,000,000

On August 17, 2023, we closed a second and final tranche of a non-brokered private placement of unsecured convertible debentures with an aggregate principal amount of $1,000,000 (the “August Convertible Debentures”), for a total aggregate principal amount under both the July Convertible Debentures and August Convertible Debentures of $6,000,000. Additionally, on closing, we issued the purchasers of the August Convertible Debentures an aggregate of 2,816,250 warrants. The terms of the August Convertible Debentures and August Warrants are the same as the July Convertible Debentures and July Warrants.

On March 1, 2024 we issued a notice of acceleration, which accelerated the expiry date of the August Warrants to May 30, 2024.

During the year ended December 31, 2024, holders of $1,000,000 aggregate principal value of the August Convertible Debentures exercised their conversion options resulting in the issuance of 5,682,083 SV Shares.

Contractual Obligations and Commitments

Set out below are undiscounted minimum future lease payments after December 31, 2025.

Total future minimum lease payments
$
Less than one year	2,648,059
Between one and five years	9,925,576
Thereafter	15,265,790
Total minimum lease payments	27,839,425
Less amount representing interest and discounts	(13,763,712)
Present value of minimum lease payments	14,075,713

We have four lease contracts with eleven extension options remaining after December 31, 2025, which were negotiated by management to provide flexibility in managing business needs.

The contractual maturities of our accounts payable and accrued liabilities, debt, leases, long-term debt and business acquisition consideration payable occur over the next five years are as follows:

	Year 1	Over 1 Year – 3 Years	Over 3 Years
	$	$	$
Accounts payable and accrued liabilities	1,262,519	-	-
Operating lease liabilities	2,468,059	4,998,303	20,119,189
Finance lease liabilities	180,000	73,874	-
Long-term debt	3,731,547	6,091,283	5,876,974
Consideration payable of business acquisitions	455,844	1,611,637	-
Total	8,097,969	12,775,097	25,996,163

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these audited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements included elsewhere in this Annual Report, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Inventory valuation

Inventory is valued at the lower of cost and net realizable value. The valuation of our inventory balances involves calculating the estimated net realizable value of our inventory and assessing it against the cost. A component of this analysis therefore involves determining whether there is excess, slow-moving or obsolete inventory on hand. When determining whether there is excess, slow-moving or obsolete inventory, management makes assumptions around future demand and production forecasts, which are then compared to current inventory levels. Management also makes assumptions around future pricing, and considers historical experience and the application of the specific identification method for identifying obsolete inventory. If the assumptions around future demand for our inventory are more optimistic than actual future results, the net realizable value calculated using these assumptions may be overstated, resulting in an overstatement of the inventory balance.

Impairment of property, plant and equipment

Property, plant and equipment need to be assessed for impairment when an indicator of impairment exists. If an indicator of impairment exists, further judgement and assumptions will be required in determining the recoverable amount. When determining whether an impairment indicator exists, judgement is required in considering the facts and circumstances surrounding these long-lived assets. Management considers whether events such as a change in strategic direction, changes in business climate, or changes in technology would indicate that a long-lived asset may be impaired. When an impairment indicator does exist, judgement and assumptions are required to estimate the future cash flows used in assessing the recoverable amount of the long-lived asset. If impairment indicators exist and are not identified, or judgement and assumptions used in assessing the recoverable amount change, the carrying value of long-lived assets can exceed the recoverable amount.

Impairment of indefinite lived intangible assets

Indefinite lived intangible assets need to be tested for impairment annually or sooner, if events or circumstances indicate that the carrying amount of an asset may not be recoverable. An entity may first perform a qualitative assessment of impairment, and a quantitative assessment is only required if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. When performing a qualitative assessment, judgment is required when considering relevant events and circumstances that could affect the fair value of the indefinite lived intangible asset. Management considers whether events and circumstances such as a change in strategic direction and changes in business climate would impact the fair value of the indefinite lived intangible asset. If a quantitative analysis is required, assumptions are required to estimate the fair value to compare against the carrying value.

Share-Based Payments

We use the Black-Scholes option pricing model to calculate our share-based compensation expense. The option pricing model relies on key inputs such as rate of forfeiture, expected life of the option, the volatility of our share price, and the risk-free interest rate used. If key inputs differ, the fair value of options will be impacted. A higher fair value of the options will result in higher share-based compensation expense over the vesting period of the option.

Income taxes

Many of our normal course transactions may have uncertain tax consequences. We use judgment to determine income for tax purposes and this may impact the recognized amount of assets or liabilities, the disclosure of contingent liabilities or the reported amount of revenue or expense and may result in an unrealized tax benefit for transactions that have not yet been reviewed by tax authorities and that may in the future be under discussion, audit, dispute or appeal. We use historical experience, current and expected future outcomes, third-party evaluations and various other assumptions believed to be reasonable in making judgements. An unrealized tax benefit will be recognized when we determine that it is more likely than not that the tax position is sustainable based on its technical merits. In any case, if the final outcome is different from our estimate this will impact our income taxes and cash flow.

Recently Adopted Accounting Pronouncements

See the section titled “Notes to Consolidated Financial Statements — Note 3” included elsewhere in this Annual Report for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, as a result we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, J. Obie Strickler (our “CEO”), and Chief Financial Officer, Andrew Marchington (our “CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our reports filed with the SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management conducted its evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2025, our internal controls over financial reporting were effective.

Our independent auditor was not engaged to express an opinion on the effectiveness of our internal control over financial reporting. Had an independent auditor been engaged to do so, control deficiencies may have been identified.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 and 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our executive officers and directors as of the date of this Annual Report:

Directors and Executive Officers	Position/Title	Age
J. Obie Strickler(2)(3)	President, Chief Executive Officer and Chairman of the Board	45
Andrew Marchington	Chief Financial Officer, Corporate Secretary	42
Ryan Kee(1)	Director	42
Stephen Gledhill(1)(2)(3)	Independent Director	65
Sean Conacher(1)(2)(3)	Independent Director	55

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

J. Obie Strickler is the President, Chief Executive Officer and Chairman of Board of Directors of Grown Rogue, a position that he has held since November 2018. In 2015 Mr. Strickler founded Canopy Management, LLC (“Canopy”) to consolidate three medical facilities that he had operated since 2006 within one company. In 2016 Mr. Strickler formed Grown Rouge Unlimited, LLC (“GR Unlimited”), of which he is currently the CEO and President, and entered the Oregon recreational cannabis market with a plan to build a multi-national cannabis brand. Mr. Strickler has been active in the Oregon medical marijuana market since early 2000 where he organically scaled a single 15 plant property to four separate facilities with approximately 200 outdoor plants and 30 lights operating indoors. Mr. Strickler has a Bachelor of Science in Geology from Southern Oregon University and is an Oregon Professional Geologist. During the time he was financing and overseeing Canopy’s growth he was also the regional manager for a large multi-service environmental company where he oversaw a staff of 15 people before starting his own business in 2011 to provide management services to large natural resource companies primarily in the mining sector. In this role, Mr. Strickler was responsible for building and integrating complex technical teams to advance large, world-class, multi-billion-dollar mining projects from exploration through feasibility primarily in base and precious metals. In 2014, Mr. Strickler teamed with aerospace engineers to form HyperSciences, Inc a platform technology company focused on commercializing hypervelocity technology into a variety of industrial applications. Mr. Strickler helped secure a large contract with one of the world’s larger oil and gas providers to solve deep drilling challenges and moved this project through proof of concept before departing to focus on the opportunities in cannabis full time. Mr. Strickler intends to take his production experience in the cannabis industry and his integration and execution experience from the natural resource industry to build Grown Rogue into a premier cannabis company. Mr. Strickler has not signed a non-competition or non-disclosure agreement with the Company.

Andrew Marchington is the Chief Financial Officer of Grown Rogue, a position he has held since January 2025. Mr. Marchington joined Grown Rogue as the Senior Vice President, Finance in June 2023. Prior to joining the Company, Mr. Marchington served as the Chief Financial Officer of Chalice Brands Ltd. and as Controller of C21 Investments, Inc. Mr. Marchington is a licensed CPA in Oregon and Washington and has served in a variety of finance and accounting roles both in and outside of the cannabis industry.

Directors

Ryan Kee has been a member of our Board of Directors since August 2021. Mr. Kee is an experienced accounting professional with a history of working in mining in various global jurisdictions. He is skilled in financial reporting, IT integrations, and team building and development. Mr. Kee has a Bachelor of Science in Accounting and Spanish from the University of Idaho, and is a Certified Public Accountant, licensed in Washington state. He has developed financial models to quantitatively describe the cost profiles of operating mines, optimize grade cutoffs, and drive cost reductions. Most recently, he led accounting, supply chain, and IT teams for an operating gold mine in South America and will apply the best practices learned and developed in mining to cannabis production. Mr. Kee was formerly the Chief Financial Officer of Grown Rogue, a position he held until January 1, 2025.

Stephen Gledhill Mr. Gledhill has been a member of our Board of Directors since November 2018. Mr. Gledhill is a founding member and Managing Director of RG Mining Investments Inc. (“RGMI”) and RG Management Services Inc. (“RGMS”), both of which are accounting, administrative and corporate secretarial services companies. In 1992, he formed Keshill Consulting Associates Inc., a boutique management consulting practice. Mr. Gledhill has over 30 years of financial-control experience and acts as CFO and Corporate Secretary of POSaBIT Systems Corporation (CSE:PBIT) and is the Audit Chair of VVT Med. inc. (TSXV:VVTM). Prior to the inception of RGMI and RGMS, Mr. Gledhill served as the Senior Vice President and CFO of Borealis Capital Corporation, a Toronto-based merchant bank as well as Vice President of Finance of OMERS Realty Corporation (ORC), the real estate entity of the Ontario Municipal Employees Retirement System. Mr. Gledhill is a Chartered Public Accountant and Certified Management Accountant and holds a Bachelor of Math Degree from the University of Waterloo. Mr. Gledhill has not signed a non-disclosure agreement or non-competition agreement with the Company.

Sean Conacher Mr. Conacher has been a member of our Board of Directors since August 2020. Mr. Conacher is an experienced executive with a demonstrated history of working in the financial services and marketing sectors. He is skilled in entrepreneurship, venture capital, public and private equity, foreign exchange, options and asset management.

To our knowledge, none of our directors or executive officers has been involved in any legal proceedings described in Item 401(f) of Regulation S-K in the last ten years.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition, Committees, and Independence

Our Board of Directors (our “Board”) has established an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee, each of which have the composition and the responsibilities described below. In addition, from time to time, our Board may establish other committees to facilitate the management of our business, or when deemed necessary to address specific issues. Members serve on these committees until their resignation or until otherwise determined by our Board. Each committee has adopted a written charter.

Audit Committee

The mandate of the Audit Committee is formalized in a written charter. The members of the Audit Committee are Sean Conacher, Ryan Kee (Chair) and Stephen Gledhill. Orser. Our Board has determined that each member of our Audit Committee satisfies the independence standards under Rule 10A-3 promulgated under the Exchange Act and that based on their professional experience each of Ryan Kee and Stephen Gledhill are “audit committee financial experts” and that Sean Conacher is financially literate. The Audit Committee’s primary duties and responsibilities are to serve as an objective party to monitor our financial reporting process and control systems, review and appraise the audit activities of our independent auditors, financial and senior management, and the lines of communication among the independent auditors, financial and senior management, and the Board for financial reporting and control matters including investigating fraud, illegal acts or conflicts of interest.

Compensation Committee

The mandate of the Compensation Committee is formalized in a written charter. The members of the Compensation Committee are J. Obie Strickler, Sean Conacher and Stephen Gledhill. Compensation is determined in the context of our strategic plan, our growth, shareholder returns and other achievements and considered in the context of position descriptions, goals and the performance of each individual director and officer. With respect to directors’ compensation, the Compensation Committee reviews the level and form of compensation received by the directors, members of each committee, the Board chair and the chair of each Board committee, considering the duties and responsibilities of each director, his or her past service and continuing duties in service to us. The compensation of directors, the CEO, CFO and executive officers of competitors are considered, to the extent publicly available, in determining compensation and the Compensation Committee has the power to engage a compensation consultant or advisor to assist in determining appropriate compensation.

Corporate Governance and Nominating Committee

The mandate of the Corporate Governance and Nominating Committee (the “CGNC”) is formalized in a written charter. The members of the CGNC are Sean Conacher and Stephen Gledhill. The CGNC assists the Board in overseeing the Company’s corporate governance functions; identify, review and evaluate candidates to serve as directors, assessing the performance of the Board and management, and developing a set of corporate governance principles. The CGNC’s responsibilities include, among other things, to:

●	Identify and review director nominees

●	Consider recommendations for Board nominees and proposals submitted by the Company’s shareholders

●	Assess the performance of the Board

●	Recommend chair and membership of board committees

●	Review director independence

●	Review succession planning for the Board and key leadership roles on the Board and its committees

●	Review the Board’s leadership structure and recommend changes to the Board

●	Consider and review continuing education for directors

●	Review and assess our corporate governance guidelines

●	Review insurance coverage for the directors and executive officers

Assessments

The CGNC and the Board assess, on an annual basis, the contributions of the Board as a whole, the Audit Committee and each of the individual directors, in order to determine whether each is functioning effectively. The Board monitors the adequacy of information given to directors, communication between the Board and management and the strategic direction and processes of the Board and committees. The Audit Committee will annually review the Audit Committee Charter and recommend, if any, revisions to the Board as necessary.

Shareholder Nominations to the Board of Directors

Subject to the applicable provisions of the Business Corporations Act (Ontario), our Articles of Amalgamation as amended (our “Articles”), and our Amended and Restated By-law No.1 (our “Bylaws”), we will consider a proposed nominee for election as a director submitted by an eligible shareholder so long as the nomination complies with the requirements set forth in our Bylaws. All proposed nominations must include the information set forth in our Bylaws and evidence of the nominating shareholder’s beneficial ownership of our SV Shares and must be timely delivered in writing to our Corporate Secretary, Andrew Marchington, at invest@grownrogue.com.

For a nomination to be timely it must be received by our Corporate Secretary (i) in the case of an annual general meeting, not less than 30 or more than 65 days prior to the meeting date; provided, that if the first public announcement of the meeting date (the “Notice Date”) is less than 50 days before the meeting date, than the nomination must be received no later than the close of business on the 10th day following the Notice Date; and (ii) in the case of a special meeting which includes the election of directors, no later than the close of business on the 15th day following the first public announcement the special meeting date.

All proposed nominees will be required to confirm in writing their willingness, if elected, to comply with all applicable corporate governance, conflict of interest, confidentiality and insider trading policies and guidelines of the Company in effect during their term in office.

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics (the “Code of Ethics”) for our directors, officers and employees. The board encourages following the Code of Ethics by making it widely available. It is distributed to directors in the Director’s Manual and to officers, employees and consultants at the commencement of their employment or consultancy. The Code of Ethics reminds those engaged in service to us that they are required to report perceived or actual violations of the law, violations of our policies, dangers to health, safety and the environment, risks to our property, and accounting or auditing irregularities to the chair of the Audit Committee. In addition, to requiring directors, officers and employees to abide by the Code of Ethics, we encourage consultants, service providers and all parties who engage in business with us to contact the chair of the Audit Committee regarding any perceived and all actual breaches by our directors, officers and employees of the Code of Ethics. The chair of our Audit Committee is responsible for investigating complaints, presenting complaints to the applicable board committee or the board as a whole, and developing a plan for promptly and fairly resolving complaints. Upon conclusion of the investigation and resolution of a complaint, the chair of our Audit Committee will advise the complainant of the corrective action measures that have been taken or advise the complainant that the complaint has not been substantiated. The Code of Ethics prohibits retaliation by us, our directors and management, against complainants who raise concerns in good faith and requires us to maintain the confidentiality of complainants to the greatest extent practical. Complainants may also submit their concerns anonymously in writing. In addition to the Code of Ethics, we have an Audit Committee Charter and a Policy of Procedures for Disclosure Concerning Financial/Accounting Irregularities.

Upon written request to us at our principal executive offices, attention: President, we will provide by mail, to any person without charge a copy of our Code of Ethics.

Insider Trading Policy

We have adopted insider trading policies and procedures (our “Insider Trading Policy”) governing the purchase, sale, and other disposition of our securities by directors, officers, and employees of the Company. We believe that our Insider Trading Policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and, among other things, prohibits our directors, officers, and employees from trading in our securities while in possession of material, nonpublic information.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own 10% or more of our SV Shares (“10% Shareholders”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and 10% Shareholders are required by the rules and regulations of the SEC to furnish us with copies of all reports filed by them in compliance with Section 16(a). To our knowledge, based on a review of the filings made during the fiscal year ended December 31, 2025, Forms 3 were not timely filed by our executive officers and directors following the Company’s conversion from a “foreign private issuer” to a domestic U.S. issuer as a result of administrative oversight. The Company is working expeditiously with such officers and directors to resolve any delinquent filings.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Total
J. Obie Strickler	2025	$500,004	$-	$710,938	$-	$1,210,942
President, Chief Executive Officer, and Director	2024	$500,004	$391,667	$277,137	$449,473	$1,618,281

Andrew Marchington	2025	$252,886	$-	$125,694	$327,346	$705,926
Chief Financial Officer(3)

Ryan Kee	2024	$14,402	$-	$-	$45,951	$60,353
Former Chief Financial Officer(4)

(1)	Amounts shown in this column represent the aggregate grant date fair value for RSU awards granted in the fiscal year ended December 31, 2025 and 2024, respectively, as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”). See “Note 20—Stock Options And Restricted Stock Units” in our consolidated financial statements in this Annual Report for a discussion of the assumptions and methodologies used to calculate the amounts referred to above.
(2)	Amounts shown in this column represent the aggregate grant date fair value for each option award granted in the fiscal year ended December 31, 2025 and 2024, respectively, as computed in accordance with ASC 718. See “Note 20—Stock Options And Restricted Stock Units” in our consolidated financial statements in this Annual Report for a discussion of the assumptions and methodologies used to calculate the amounts referred to above.
(3)	On January 1, 2025, Mr. Marchington was appointed as the Company’s Chief Financial Officer.
(4)	On January 1, 2025, Mr. Kee resigned from his position as the Company’s Chief Financial Officer. Mr. Kee remains a Director.

Narrative to Summary Compensation Table

Compensatory Arrangements with our NEOs

J. Obie Strickler — SGC Consulting Agreement

On October 1, 2024, we entered into a consulting agreement (the “SGC Consulting Agreement”) with Strickler Geological Consulting, LLC (“SGC”), pursuant to the terms of which SGC agreed to provide us with the services of its principal, J. Obie Strickler (“Strickler”), to serve as our Chief Executive Officer. Under the terms of the SGC Consulting Agreement, SGC receives an annual consulting fee of $500,000, paid in equal monthly installments of $41,667 (the “Cash Fee”), and is eligible to receive an annual cash performance bonus of between 25% and 100% of the annual Cash Fee, as determined by our Board, in its sole discretion, based upon Strickler’s achievement of performance goals and such other factors as may be determined by the Board. The bonus may be satisfied in cash or SV Shares, as determined by the Board. In addition, on January 2nd of each calendar year, we have agreed to issue $500,000 in Restricted Stock Units (“RSUs”) to SGC or its designee, subject to a maximum of 1,000,000 RSUs per year. The RSUs will vest one year from the date of grant. In connection with the SGC Consulting Agreement we also paid SGC a one-time cash fee of $121,336 and issued 333,900 RSUs to Strickler, which vested on January 1, 2025. In the event that we terminate the SGC Consulting Agreement for convenience, SGC is entitled to a termination fee equal to 1.5 times the annual Cash Fee, as well as immediate vesting of all issued but unvested options and RSUs.

Andrew Marchington – Employment Agreement

On January 1, 2025, we entered into an employment agreement with Andrew Marchington (the “Marchington Employment Agreement”). Pursuant to the Marchington Employment Agreement, Mr. Marchington serves as our Chief Financial Officer in exchange for an annual base salary of $250,000. In addition, each year on January 1st, we issue $50,000 in RSUs to Mr. Marchington, subject to a maximum of 100,000 RSUs per year, which vest six months from the date of grant. Mr. Marchington is also eligible to receive an annual performance bonus of up to 50% of his base salary, as determined by our Board, in its sole discretion, which may be satisfied in cash or SV Shares. Upon execution of the Marchington Employment Agreement, Mr. Marchington was granted 500,000 options, vesting in equal yearly installments over a period of three years. Should Mr. Marchington be terminated without cause, he is entitled to severance equal to six months of base salary if termination occurs prior to twenty-four months of employment, or twelve months of base salary if termination occurs after twenty-four months of employment. Severance payments shall continue under our standard payroll timing rather than as a lump sum.

Director Compensation

Our director compensation program is designed to attract and retain qualified individuals to serve on the Board. The CGNC Committee assesses the director compensation program annually and makes recommendations with respect to director compensation to the Board. The Company does not compensate its Board based on the number of meetings attended.

The following table sets forth information concerning the compensation for each person who served as a member of our Board during the fiscal years ended December 31, 2025 and 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards to or pay any other compensation to any of the members of Board in 2025 and 2025. As of the date of this Annual Report, none of the Company’s directors has a service contract with the Company or its subsidiaries providing benefits upon resignation or termination as a director of the Company.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Total
Ryan Kee	2025	$15,289	$85,313	$-	$100,602
Director(3)

Abhilash Patel	2025	$-	$85,313	$-	$85,313
Former Director	2024	47,500	33,283	45,951	126,734

Stephen Gledhill	2025	$46,000	$85,313	$-	$131,313
Independent Director	2024	$78,000	$33,283	45,951	$157,234

Sean Conacher	2025	$75,000	$85,313	$-	$160,313
Independent Director	2024	$47,500	$33,283	$45,951	$126,734

(1)	Amounts shown in this column represent the aggregate grant date fair value for RSU awards granted in the fiscal year ended December 31, 2025 and 2024, respectively, as computed in accordance with ASC 718. See “Note 20—Stock Options and Restricted Stock Units” in our consolidated financial statements in this Annual Report for a discussion of the assumptions and methodologies used to calculate the amounts referred to above.
(2)	Amounts shown in this column represent the aggregate grant date fair value for each option award granted in the fiscal year ended December 31, 2025 and 2024, respectively, as computed in accordance with ASC Topic 718. See “Note 20—Stock Options And Restricted Stock Units” in our consolidated financial statements in this Annual Report for a discussion of the assumptions and methodologies used to calculate the amounts referred to above.
(3)	On January 1, 2025, Mr. Kee resigned from his position as the Company’s Chief Financial Officer. Mr. Kee remains a Director.

Pension Plan Benefits

The Company does not currently provide pension plan benefits to its Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of common shares underlying outstanding equity incentive plan awards for each NEO as of December 31, 2025.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
J. Obie Strickler	1,500,000		-	-	$0.11	1/10/2027	-		$-	-	$-
	933,333	(2)	466,667	-	$0.62	8/31/2029	-		$-	-	$-
	-		-	-	$-	-	333,900	(4)	$233,730	-	$-
	-		-	-	$-	-	781,250	(4)	$546,875	-	$-
Andrew Marchington	500,000		-	-	$0.28	11/16/2027	-		$-	-	$-
	333,333	(2)	166,667	-	$0.61	8/31/2027	-		$-	-	$-
	166,667	(3)	333,333	-	$0.68	12/31/2028	-		$-	-	$-

(1)	The market value of unvested stock awards (restricted share units) is calculated by multiplying the number of unvested SV Shares held by the applicable NEO by the closing price of the SV Shares on December 31, 2025 on the Canadian Stock Exchange, which was $0.51 (CAD$0.70).
(2)	These options vest in three equal tranches, two tranches vested on each of December 31, 2024 and 2025 and the final tranche vests on December 31, 2026.
(3)	These options vest in three equal tranches, one tranche vested on December 31, 2025 and the remaining two tranches vest on each of December 31, 2026 and 2027.
(4)	These RSUs fully vest on January 1, 2027.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Our omnibus equity incentive plan (the “Plan”) was approved by a majority of our shareholders voting at the Annual and Special Meeting held on August 27, 2020. The Plan was adopted to allow us to provide incentives for directors, officers, employees, consultants and other persons to participate in our growth and development by providing us with the opportunity through share options and other awards to acquire an ownership interest in us. Directors and officers currently are not remunerated for their services except as stated in Item 11 - Executive Compensation.

The table below sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	15,386,500	$0.47	(1)	34,561,296
Equity compensation plans not approved by shareholders	-	-		-
Total	15,386,500	$0.47	(1)	34,561,296

(1)	CAD$0.64

Security Ownership of Certain Beneficial Owners and Management

Our SV Shares are owned by Canadian residents, U.S. residents and residents of other countries. The only class of securities registered under Section 12 of the Exchange Act are the Company’s SV Shares. All holders of our SV Shares have the same voting rights with respect to their ownership of SV Shares.

The following table sets forth as of April 3, 2026, certain information with respect to the amount and nature of beneficial ownership of our SV Shares held by:

●	each of our directors;

●	each of our named executive officers;

●	all of our directors and executive officers as a group; and

●	any person known to us to be the beneficial owner of more than 5% of our outstanding units.

As of April 7, 2026, the registrant had 249,938,980 Subordinate Voting Shares and no Multiple Voting Shares outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest. To our knowledge, except as otherwise set forth in the notes to the following table, each person named in the table has sole voting and investment power with respect to all of the interests shown as beneficially owned by such person. Unless otherwise specified, the address for each of the persons named below is c/o Grown Rogue International, Inc., 550 Airport Road, Medford, Oregon, United States, 97504.

	SV Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Executive Officers and Directors:
J. Obie Strickler(1)	38,401,399	15.4%
Andrew Marchington(2)	1,153,124	*	%
Ryan Kee(3)	1,319,583	*	%
Stephen Gledhill(4)	207,083	*	%
Sean Conacher(5)	968,850	*	%
All Executive Officers and Directors as a Group	42,630,010	17.1%

Greater than 5% Shareholders
Mindset Value Fund LP(6) Mindset Value Wellness Fund LP W&GP Fund 1 LLC Mindset Capital LLC	37,311,733	14.9%
Bengal Catalyst Fund, LP(7) Bengal Impact Partners, LLC Bengal Catalyst Fund GP, LLC	21,420,100	8.6%

*	Represents less than 1%.

(1)	Mr. Strickler owns options to acquire 1,500,000 SV Shares at an exercise price of $0.11 per share, which expire on January 10, 2027, and options to acquire 1,400,000 SV Shares at an exercise price of $0.62 per share, which expire August 31, 2029.
(2)	Mr. Marchington owns options to acquire (i) 500,000 SV Shares at an exercise price of $0.28 which expire November 16, 2027, (ii) 500,000 SV Shares at an exercise price of $0.61 which expire August 31, 2027, and (iii) 500,000 SV Shares at an exercise price of $0.68, which expire December 31, 2028.
(3)	Mr. Kee owns options to acquire 170,000 SV Shares at an exercise price of $0.62, which expire August 31, 2027.
(4)	Mr. Gledhill owns options to acquire 93,750 SV Shares at an exercise price of $0.62, which expire August 31, 2027.
(5)	Mr. Conacher owns options to acquire 750,000 SV Shares at an exercise price of $0.11, which expire January 10, 2027 and options to acquire 400,000 SV Shares at an exercise price of $0.62, which expire August 31, 2027.
(6)	This information is based solely on information contained in a Schedule 13G/A and series of Forms 4 filed jointly by Mindset Value Fund LP (the “Mindset Value Fund”), Mindset Value Wellness Fund LP (the “Mindset Wellness Fund”), W&GP Fund 1 LLC (the “W&GP Fund” and, together with the Mindset Value Fund and Mindset Wellness Fund, the “Mindset Funds”), and Mindset Capital LLC (the “Mindset General Partner”). The Mindset Funds are managed by the Aaron Edelheit (“Edelheit”) as the Managing Member of the Mindset General Partner and W&GP Fund, accordingly Edelheit investment control and voting power over securities held by the Mindset Funds. According to the Schedule 13G/A, as of June 12, 2024, Mindset Value Fund, Mindset Wellness Fund and W&GP Fund had shared power to vote or direct the vote of 17,351,471, 12,892,703 and 4,821,358, respectively, of our SV Shares beneficially owned. Thereafter the Mindset Funds jointly filed a series of Forms 4 disclosing the acquisition of an aggregate of 2,246,201 additional SV Shares beneficially owned. The address of the Mindset Funds’ principal business office is 30 West Mission Street, Suite 8, Santa Barbara, California 93101. The Schedule 13G/A and Forms 4 provide information only as of June 24, 2025 and, consequently, the beneficial ownership of the Mindset Funds may have changed between June 24, 2025 and the filing date of this Annual Report.
(7)	This information is based solely on information contained in a Schedule 13D filed jointly by Bengal Catalyst Fund, LP (the “Bengal Fund”), Bengal Impact Partners, LLC (the “Bengal Investment Manager”), Bengal Catalyst Fund GP, LLC (the “Bengal General Partner”), Joshua Rosen (“Rosen”), and Sanjay Tolia (“Tolia” and, together with the Bengal Fund, Bengal Investment Manager, Bengal General Partner and Rosen, “Bengal”). The Bengal Fund is managed by the Bengal Investment Manager, which has investment control and voting power over securities held by the Bengal Fund. Tolia and Rosen share investment control and voting power over the Bengal Investment Manager. According to the Schedule 13D, as of the filing date, Bengal had shared power to vote or direct the vote of 21,420,100 of our SV Shares beneficially owned and Joshua Rosen had sole power to dispose of or direct the disposition of 166,668 of our SV Shares beneficially owned. The address of Bengal’s principal business office is c/o Bengal Impact Partners, LLC, 6608 E. 2nd Street, Scottsdale, Arizona 85251. The Schedule 13D provides information only as of July 1, 2025 and, consequently, the beneficial ownership of Bengal may have changed between July 1, 2025 and the filing date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of our transactions with related persons since January 1, 2024, and any currently proposed transactions with related persons, in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent (1%) of the average of our total assets at year-end for the prior two fiscal years We also describe below certain other transactions with our directors, executive officers and shareholders.

Debt Balances And Movements With Related Parties

The following table sets out portions of debt pertaining to related parties which are included in consideration payable on business acquisitions (See “Note 14—Consideration Payable on Acquisitions” in our consolidated financial statements in this Annual Report for a detailed discussion of the applicable acquisition transactions):

	CEO	Director	GM	ABCO Holdings, Inc.	Total
	$	$	$	$	$
Balance - December 31, 2023	-	-	360,000	-	360,000
Borrowed	264,000	120,000	1,134,952	450,000	1,968,952
Interest	7,981	3,628	802,841	10,938	825,388
Payments	(48,839)	(22,200)	(594,800)	-	(665,839)
Balance - December 31, 2024	223,142	101,428	1,702,993	460,938	2,488,501
Borrowed	-	-	-	-	-
Interest	10,906	4,957	416,414	68,438	500,715
Payments	(73,259)	(33,299)	(431,975)	-	(538,533)
Balance - December 31, 2025	160,789	73,086	1,687,432	529,376	2,450,683

On May 3, 2021, Canopy Management, LLC (“Canopy”), an entity controlled by our Chief Executive Officer, Obie Strickler (our “CEO”), acquired an option to purchase a 60% interest in Golden Harvests, LLC (“Golden Harvests”), a fully licensed and operating cultivation company located in Bay City, Michigan. Simultaneously Canopy provided GR Unlimited with an option to acquire a majority interest in Canopy pending its receipt of state and regulatory approvals. In January 2023, we exercised that option and we held an 87% interest in Canopy through GR Unlimited. In April 2024, we acquired the remaining 13% non-controlling interest in Canopy.

As part of these transactions we incurred consideration payable on business acquisitions of $360,000 which has a maturity date of April 1, 2028. During the year ending December 31, 2025, interest payments of $62,100 and principal payments of $60,000 were made against this balance. During the year ended December 31, 2024, no principal payments were made on this balance; interest payments of $64,800 were incurred. We also paid our CEO, an upfront cash payment of $66,000 and deferred cash payments of $264,000, and to a former director (the “Former Director”) an upfront cash payment of $30,000 and deferred cash payments of $120,000 for their respective interests in Canopy. The deferred cash payments are to be paid in 48 equal installments at a 5.21% interest rate with a maturity date of April 24, 2028.

For the year ended December 31, 2025, principal payments of $62,356 and interest payments of $10,906 were made on the consideration payable on business acquisitions due to the CEO (year ended December 31, 2024 - principal of $40,858 and interest of $7,981). For the year ended December 31, 2025, principal payments of $28,342 and interest payments of $4,957 were made on the consideration payable on business acquisitions due to the Former Director (year ended December 31, 2024 - principal of $18,572 and interest of $3,628).

During April 2024, the Company, through Canopy, acquired an additional 20% of the membership units in Golden Harvest from our General Manager, David Pleitner (our “GM”), for an aggregate purchase price of $2,342,207, comprised of deferred cash payments of $2,000,000 plus true-up amounts. Pursuant to the purchase agreement, the deferred cash payments are to be paid in thirteen quarterly installments beginning on January 1, 2025 with a maturity date of July 27, 2027. Payments of $209,875 were made on the consideration payable on business acquisitions during the year ended December 31, 2025. During the year ended December 31, 2024, true-up payments of $530,000 were made on this consideration.

Additional transactions with CEO

Through its wholly-owned subsidiary, GRU Properties, the Company leases an outdoor grow property located in Trail, Oregon (“Trail”), owned by the Company’s President and CEO. The lease was extended during the year ended October 31, 2021, with a term through December 31, 2025. Lease charges of $72,000 were incurred for the year ended December 31, 2025 (year ended December 31, 2024 - $72,000). The lease liability for Trail on December 31, 2025, was $nil (December 31, 2024 - $68,074). This lease balance is included in the operating lease liabilities balance of the Company.

During the year ended October 31, 2021, the Company leased an outdoor post-harvest facility located in Medford, Oregon (“Lars”), a facility which is beneficially owned by the CEO, with a term through June 30, 2026. Lease charges for Lars of $202,596 were incurred for the year ending December 31, 2025 (year ended December 31, 2024 - $196,691). The lease liability for Lars on December 31, 2025, was $101,484 (December 31, 2024 - $284,728). This lease balance is included in the operating lease liabilities balance of the Company.

Additional transactions with GM

Through its subsidiary, Golden Harvests, the Company leases Morton, owned by the Company’s GM, located in Michigan (“Morton”), with a lease term through December 2029. Lease charges of $252,000 were incurred during the year ended December 31, 2025 (year ended December 31, 2024 - $216,000). The lease liability of Morton on December 31, 2025, was $1,040,978 (December 31, 2024 - $1,199,697). This lease balance is included in the operating lease liabilities balance of the Company (Note 11).

During May 2025, the Company, through Golden Harvests, entered into a finance lease with the GM for production equipment, with a term through May 1, 2027. Monthly payments of $6,250 commenced June 1, 2025, for a total of 24 payments. Lease charges of $43,750 were incurred during the year ended December 31, 2025, of which $9,997 related to interest and $33,753 to principal. The finance lease liability outstanding as at December 31, 2025, was $95,233.

Policies and Procedures for Related Party Transactions

Our Board has adopted a written policy related to transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates (each a “Related Party”). Our related party transaction policy sets forth the policies and procedures for the review and approval or ratification of related-party transactions. This policy covers any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant and a Related Party had or will have a direct or indirect material interest, as determined by our Audit Committee, including, without limitation, purchases of goods or services by or from the Related Party or entities in which the Related Party has a material interest, and indebtedness, guarantees of indebtedness or employment by us of a Related Party (each a “Related Party Transaction”).

All Related Party Transactions described in this section occurred prior to adoption of this policy and as such, these transactions were not subject to the approval and review procedures set forth in the policy. However, these transactions were reviewed and ratified by the disinterested members of our Board.

Disclosure of SEC Position on Indemnification of Securities Act Liabilities

We have agreed, and may in the future agree, to indemnify each of our directors and certain officers and controlling persons against certain liabilities, including liabilities under the Securities Act, insofar as indemnification for liabilities may be permitted by the Securities Act, or otherwise, and we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Director Independence

Our SV Shares are quoted on OTC Venture Market under the symbol “GRUSF” and listed on the Canadian Securities Exchange under the symbol “GRIN.” Pursuant to the OTC Venture Market’s corporate governance requirements, at least two members of a company’s board of directors and a majority of the members of a company’s audit committee must be made up of independent directors. Under the OTC Venture Market’s corporate governance requirements, a director is “independent” if, among other things, the director is not, and has not been for the preceding three-year period, an executive officer or employee of the company and the company’s board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Stephen Gledhill and Sean Conacher are independent directors under the OTC Venture Market’s corporate governance requirements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Committee Pre-Approval Policies and Procedures

It is the policy of the Audit Committee that all audit and non-audit services are pre-approved prior to engagement. Before the initiation of each audit, the principal accountant submits a budget of the expected range of expenditures to complete their audit engagement(including Audit Fees, Audit-Related Fees and Tax Fees) to the Audit Committee for approval. In the event that the principal accountant exceeds these parameters, the individual auditor is expected to communicate to management the reasons for the variances, so that such variances can be ratified by the Audit Committee. As a result, 100% of expenditures within the scope of the noted budget are approved by the Audit Committee.

During the years ended December 31 2025 and 2024, there were no hours performed by any person other than the primary accountant’s fulltime permanent employees.

Since the commencement of the Company’s most recently completed fiscal year, no recommendations were made by the Audit Committee to nominate or compensate an external auditor.

Fees Billed for Audit and Non-Audit Services

The aggregate fees billed or accrued for professional fees rendered by our external auditors for the fiscal years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Audit Fees(1)	$240,548	$113,257
Audit-Related Fees(2)	-	-
Tax Fees(3)	163,150	40,240
All Other Fees(4)	76,352	-
Total	$480,051	$187,198

(1)	Audit fees consist of fees for services related to the annual audit of our fiscal 2025 and 2024 consolidated financial statements, reviews of our interim unaudited consolidated financial statements, and services that are normally provided in connection with statutory and regulatory filings and engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not included in “Audit Fees.”
(3)	Tax fee consist of fees for all professional services rendered by our auditors for tax compliance, tax advice and tax planning.
(4)	All other fees consist of all fees for products and services provided by our auditors and other third parties not included in “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

Description	Page
Financial statements for the years ended December 31, 2025 and 2024 and audit reports thereon.	F-1 – F-56

Exhibits

The following table sets out the exhibits filed herewith or incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Certificate of Incorporation dated September 22, 1978	20-F	0-53646	1.1	April 29, 2009
3.2	Articles of Amendment dated January 14, 1985	20-F	0-53646	1.2	April 29, 2009
3.3	Articles of Amendment dated August 16, 2000	20-F	0-53646	1.3	April 29, 2009
3.4	Articles of Amalgamation dated November 30, 2009	6-K	0-53646	--	December 1, 2009
3.5	Articles of Amendment, effective March 16, 2012	6-K	0-53646	--	March 9, 2012
3.6	Articles of Amendment, effective August 25, 2014	6-K	0-53646	--	August 20, 2014
3.7	Articles of Amendment, effective February 1, 2016	6-K	0-53646	--	February 4, 2016
3.8	Articles of Amendment, effective February 29, 2016	6-K	0-53646	--	March 9, 2016
3.9	Articles of Amendment, effective May 26, 2017	6-K	0-53646	--	April 28, 2017
3.10	Articles of Amendment, effective November 1, 2018	6-K	0-53646	--	November 5, 2018
3.11	Articles of Amendment, effective June 27, 2024	6-K	0-53646	6	July 5, 2024
3.12	Bylaw No. 1	20-F	0-53646	1.4	April 29, 2009
3.13	Special Bylaw No. 1	20-F	0-53646	1.5	April 29, 2009
3.14	By-Law No. 1, February 24, 2012	6-K	0-53646	--	February 1, 2012
3.15	Amended and Restated By-Law No. 1, enacted February 3, 2020	6-K	0-53646	1	December 2, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.1	Morton Commercial Lease Agreement, dated February 1, 2020, by and between David Pleitner, LLC and Golden Harvests, LLC, a subsidiary of the Registrant (“Golden Harvests”)	20-F	0-53646	4.3	March 13, 2024
10.2	Morton Annex Commercial Lease Agreement, dated December 21, 2021, by and between David Pleitner, LLC and Golden Harvests	20-F	0-53646	4.19	March 13, 2024
10.3	Trail Commercial Lease Agreement, dated January 1, 2021, by and between Jesse Obie Strickler and Grown Rogue Gardens, LLC, a subsidiary of the Registrant (“GR Gardens”)	20-F	0-53646	4.4	March 13, 2024
10.4	Lars Commercial Lease Agreement, dated July 1, 2021 by and between 2046 Lars, LLC and GR Gardens (as amended on December 20, 2021)	20-F	0-53646	4.18	March 13, 2024
10.5	Ross Lane Lease and Option Agreement, dated December 20, 2022, by and between Lender Capital, LLC and GR Gardens	20-F	0-53646	4.27	March 13, 2024
10.6	Unsecured Convertible Debenture Certificate, dated December 2, 2022, by and between Mindset Value Fund and the Registrant	20-F	0-53646	4.22	March 13, 2024
10.7	Unsecured Convertible Debenture Certificate, dated December 2, 2022, by and between Mindset Value Wellness Fund and the Registrant	20-F	0-53646	4.25	March 13, 2024
10.8	Unsecured Convertible Debenture Certificate, dated July 13, 2023, by and between Mindset Value Fund and the Registrant	20-F	0-53646	4.31	March 13, 2024
10.9	Unsecured Convertible Debenture Certificate, dated August 17, 2023, by and between Mindset Value Wellness Fund and the Registrant	20-F	0-53646	4.34	March 13, 2024
10.10	Unsecured Convertible Debenture Certificate, dated August 17, 2023, by and between Mindset Value Wellness Fund and the Registrant	20-F	0-53646	4.37	March 13, 2024
10.11	Option Agreement (49%), dated October 3, 2023, by and between ABCO Garden State LLC (“ABCO”) and Grown Rogue Unlimited, LLC, a subsidiary of the Registrant (“GR Unlimited”)	20-F	0-53646	4.42	March 13, 2024
10.12	Option Agreement (21%), dated October 3, 2023, by and between ABCO and GR Unlimited	20-F	0-53646	4.41	March 13, 2024
10.13	Secured Drawn Down Promissory Note, dated October 3, 2023, by and between Iron Flag, LLC and GR Unlimited	20-F	0-53646	4.40	March 13, 2024
10.14	Warrant Certificate, dated October 5, 2023, by and between Vireo Growth Inc. (formerly known as Goodness Growth Holdings, Inc.) (“Vireo Growth”) and the Registrant	20-F	0-53646	4.43	March 13, 2024
10.15	Warrant Certificate, dated October 5, 2023, by and between Vireo Growth and the Registrant	20-F	0-53646	4.44	March 13, 2024
10.16	Equity Purchase Agreement, dated April 24, 2024, by and between Jesse Obie Strickler and GR Unlimited	20-F	0-53646	4.45	April 30, 2024
10.17	Membership Interest Purchase Agreement, dated April 24, 2024, by and between David Pleitner and Canopy Management, LLC, a subsidiary of the Registrant (“Canopy”)	20-F	0-53646	4.46	April 30, 2024
10.18	Guaranty Agreement, dated April 24, 2024, by and between David Pleitner, GR Unlimited, the Registrant and Canopy	20-F	0-53646	4.47	April 30, 2024

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
21	Subsidiaries of the Registrant	20-F	0-53646	8.1	March 13, 2024
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1*	Section 1350 Certification of the Principal Executive Officer
32.2*	Section 1350 Certification of the Principal Financial Officer
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grown Rogue International Inc.

Date: April 8, 2026	By:	/s/ J. Obie Stricker
	Name:	J. Obie Stricker
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Obie Stricker	President, Chief Executive Officer and Director	April 8, 2026
J. Obie Stricker	(Principal Executive Officer)

/s/ Andrew Marchington	Chief Financial Officer	April 8, 2026
Andrew Marchington	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ryan Kee	Director	April 8, 2026
Ryan Kee

/s/ Stephen Gledhill	Director	April 8, 2026
Stephen Gledhill

/s/ Sean Conacher	Director	April 8, 2026
Sean Conacher

GROWN ROGUE INTERNATIONAL INC.

Consolidated Financial Statements

For the Years ended December 31, 2025 and 2024

Expressed in United States Dollars

GROWN ROGUE INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Grown Rogue International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grown Rogue International, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Basis of Accounting

We draw attention to Note 2 to the financial statements, which describes the change in the Company’s financial reporting framework. As described in Note 2, effective January 1, 2025, the Company transitioned from preparing its consolidated financial statements in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB) to preparing its consolidated financial statements in accordance with U.S. GAAP. Our opinion is not modified with respect to this matter.

/s/ Turner, Stone & Company, L.L.P.

Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2021.

Dallas, Texas

April 8, 2026

Grown Rogue International Inc.

Consolidated Balance Sheets

As at December 31, 2025 and 2024

(Expressed in United States Dollars)

	December 31, 2025	December 31, 2024
		(Note 3,1)
	$	$
ASSETS
Current assets
Cash and cash equivalents	11,371,834	4,917,708
Accounts receivable, net (Note 5)	2,908,270	1,557,125
Inventory (Note 6)	7,081,295	5,941,551
Prepaid expenses	563,912	699,362
Current portion of notes receivable (Note 9)	253,403	-
Total current assets	22,178,714	13,115,746
Other long-term assets	300,000	200,000
Warrants asset (Note 7)	5,103,272	4,855,795
Other Investments (Note 8)	1,358,860	575,967
Notes receivable (Note 9)	1,683,757	1,538,011
Lease receivable (Note 11)	94,022	-
Property and equipment, net (Note 10)	14,055,552	14,044,233
Right of use assets (Note 11)	13,414,406	7,591,048
Deferred tax asset (Note 22)	1,522,760	692,105
Intangible assets (Note 12)	3,025,193	3,025,193
TOTAL ASSETS	62,736,536	45,638,098

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	1,262,519	2,690,907
Current portion of operating lease liabilities (Note 11)	844,421	1,047,763
Current portion of finance lease liabilities (Note 11)	152,705	-
Current portion of long-term debt (Note 13)	2,576,228	227,680
Convertible debentures (Note 15)	-	663,736
Current portion of consideration payable on business acquisitions (Note 14)	455,844	536,881
Derivative liability (Note 16)	137,041	12,504,180
Income tax payable (Note 22)	296,018	1,916,726
Total current liabilities	5,724,776	19,587,873
Operating lease liabilities, net of current portion (Note 11)	13,010,805	6,699,808
Finance lease liabilities, net of current portion (Note 11)	67,782	-
Long-term debt, net of discounts and current portion (Note 13)	10,019,301	2,074,110
Consideration payable on business acquisitions, net of discounts and current portion (Note 14)	1,611,637	1,693,540
Other non-current liabilities (Note 22)	8,383,888	5,007,148
TOTAL LIABILITIES	38,818,189	35,062,479

Commitments and contingencies (Note 28)
Subsequent events (Note 29)

SHAREHOLDERS’ EQUITY
Subordinate voting common shares, convertible into multiple voting common shares, no par value; unlimited shares authorized; 249,738,980 and 222,446,113 shares issued and outstanding as at December 31, 2025 and 2024, respectively (Notes 18, 19, 20)	62,589,075	52,365,328
Multiple voting common shares, no par value; unlimited shares authorized; nil and nil shares issued and outstanding as at December 31, 2025 and 2024, respectively (Note 18)	-	-
Accumulated other comprehensive loss	(121,906)	(125,930)
Accumulated deficit	(41,563,955)	(43,293,760)
Equity attributable to Grown Rogue International, Inc. shareholders	20,903,214	8,945,638
Non-controlling interests (Note 27)	3,015,133	1,629,981
TOTAL SHAREHOLDERS’ EQUITY	23,918,347	10,575,619
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	62,736,536	45,638,098

The accompanying notes form an integral part of these consolidated financial statements.

Grown Rogue International Inc.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the years ended December 31, 2025 and 2024

(Expressed in United States Dollars, except share amounts)

	2025	2024
		(Note 3.1)
	$	$
Revenue
Product sales	32,427,936	25,364,193
Service revenue	-	1,258,131
Total revenue	32,427,936	26,622,324
Cost of goods sold
Cost of finished cannabis inventory sold	(18,281,254)	(13,172,677)
Costs of service revenue	-	(206,669)
Total cost of goods sold	(18,281,254)	(13,379,346)
Gross profit	14,146,682	13,242,978
Operating expenses
Amortization (Notes 10, 11)	702,258	993,379
General and administrative	11,643,917	10,580,794
Share-based compensation (Notes 19, 20)	2,393,994	1,608,823
Total operating expenses	14,740,169	13,182,996
Income (loss) from operations	(593,487)	59,982
Other income (expense)
Interest expense (Note 13,15)	(150,331)	(77,513)
Accretion expense (Notes 13,14,15)	(1,234,423)	(1,836,440)
Other income (Note 11)	932,730	1,090,649
Interest income (Note 9)	179,731	350,656
Unrealized gain (loss) on derivative liability (Note 16)	44,917	(7,754,402)
Realized gain (loss) on derivative liability (Note 16)	5,859,744	(5,049,209)
Unrealized gain on warrant asset (Note 7)	247,477	3,094,413
Realized loss on warrant liability (Note 17)	-	(1,741,710)
Loss on equity investment in associate (Note 8)	(452,962)	(251,230)
Total other income (expense), net	5,426,883	(12,174,786)
Income (loss) before income tax expense	4,833,396	(12,114,804)
Income tax expense (Note 22)	(1,603,439)	(3,864,547)
Net income (loss)	3,229,957	(15,979,351)
Other comprehensive income (loss)
Currency translation adjustment	4,024	(17,861)
Total comprehensive income (loss)	3,233,981	(15,997,212)

Basic and diluted income (loss) per share (Note 21)	0.01	(0.08)
Basic and diluted weighted average number of subordinate voting common shares outstanding	243,446,152	209,441,723

Net income (loss) for the period attributable to:
Shareholders	1,729,805	(16,006,379)
Non-controlling interest	1,500,152	27,028
Net income (loss)	3,229,957	(15,979,351)

Comprehensive income (loss) for the period attributable to:
Shareholders	1,733,829	(16,024,240)
Non-controlling interest	1,500,152	27,028
Total comprehensive income (loss)	3,233,981	(15,997,212)

The accompanying notes form an integral part of these consolidated financial statements.

Grown Rogue International Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2025 and 2024

(Expressed in United States Dollars, except share amounts)

	Subordinate voting common shares			Accumulated other comprehensive income	Accumulated	Non-controlling	Total shareholders’
	Number		Amount	(loss)	deficit	interests	equity
	#		$	$	$	$	$
Balance - December 31, 2023 (Note 2)	182,005,886	-	31,799,364	(108,069)	(25,888,871)	1,013,324	6,815,748
Exercise of stock options	3,686,308		359,958	-	-	-	359,958
Settlement of December Convertible Debentures	2,413,525		1,343,255	-	-	-	1,343,255
Settlement of July Convertible Debentures	5,388,062		3,208,273	-	-	-	3,208,273
Settlement of August Convertible Debentures	5,682,083		3,550,940	-	-	-	3,550,940
Conversion of warrants relating to December Convertible Debentures	6,716,499		3,091,592	-	-	-	3,091,592
Conversion of warrants relating to July Convertible Debentures	13,737,500		6,262,047	-	-	-	6,262,047
Conversion of warrants relating to August Convertible Debentures	2,816,250		1,267,990	-	-	-	1,267,990
Share issuance costs	-		(126,914)	-	-	-	(126,914)
Acquisition of 43.48% of Grown Rogue West New York, LLC	-		-	-	(18,750)	806,250	787,500
Acquisition of 70% of ABCO Garden State, LLC	-		-	-		848,571	848,571
Dividend issued from Golden Harvests, LLC to minority owner	-		-	-	-	(530,000)	(530,000)
Grown Rogue Unlimited, LLC buyout of Canopy Management, LLC and Canopy Management, LLC’s acquisition of 20% of Golden Harvests, LLC	-		-	-	(1,914,952)	-	(1,914,952)
Grown Rogue Unlimited, LLC buyout of Canopy Management, LLC and acquisition of 20% of Golden Harvests, LLC	-		-	-	570,996	(570,996)	-
Roll off of non-controlling interest in GR Michigan LLC	-		-	-	(35,804)	35,804	-
Share-based compensation expense	-		1,608,823	-	-	-	1,608,823
Currency translation adjustment	-		-	(17,861)	-	-	(17,861)
Net income (loss)	-	-	-	-	(16,006,379)	27,028	(15,979,351)
Balance - December 31, 2024 (Note 2)	222,446,113		52,365,328	(125,930)	(43,293,760)	1,629,981	10,575,619
Exercise of stock options	2,764,167		406,944	-	-	-	406,944
Settlement of July Convertible Debentures	24,065,125		7,422,809	-	-	-	7,422,809
Settlement of restricted share units	463,575		-	-	-	-	-
Dividend issued from Golden Harvests, LLC to minority owner	-		-	-	-	(115,000)	(115,000)
Share-based compensation expense	-		2,393,994	-	-	-	2,393,994
Currency translation adjustment	-		-	4,024	-	-	4,024
Net income	-	-	-	-	1,729,805	1,500,152	3,229,957
Balance - December 31, 2025	249,738,980	-	62,589,075	(121,906)	(41,563,955)	3,015,133	23,918,347

The accompanying notes form an integral part of these consolidated financial statements.

Grown Rogue International Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars, unless otherwise indicated)

	2025	2024
		Note 3.1
	$	$
Operating activities
Net income (loss)	3,229,957	(15,979,351)
Adjustments for non-cash items in net income (loss):
Depreciation of property and equipment	702,258	993,379
Depreciation of property and equipment included in costs of finished cannabis inventory sold	2,140,694	436,047
Lease costs included in costs of finished cannabis inventory sold	549,964	328,957
Share-based compensation	2,393,994	1,608,823
Interest expense	150,331	-
Accretion expense	1,234,423	1,836,440
Other income	(165,743)	-
Interest income	(149,149)	-
Unrealized (gain) loss on derivative liability	(44,917)	7,754,402
Realized (gain) loss on derivative liability	(5,859,744)	5,049,209
Unrealized gain on warrant asset	(247,477)	(3,094,413)
Realized loss on warrant liability	-	1,741,710
Loss on equity investment in associate	452,962	251,230
Loss on disposal of property and equipment	-	(50,057)
Deferred income taxes	(830,655)	(112,198)
	3,556,898	764,178
Changes in non-cash working capital (Note 23)	12,897	1,850,802
Net cash provided by operating activities	3,569,795	2,614,980

Investing activities
Purchase of property and equipment	(4,659,006)	(4,082,154)
Acquisition of Golden Harvests LLC	(437,375)	-
Acquisition of Canopy Management, LLC	(173,157)	(271,438)
Dividend issued from Golden Harvests, LLC to minority owner	(115,000)	(530,000)
Advance of notes receivable	(250,000)	(1,547,678)
Repayment of notes receivable	-	266,417
Investment in ABCO Garden State, LLC	-	(1,980,000)
Cash acquired on investment in ABCO Garden State, LLC	-	2,815
Advance on purchase of remaining Rogue EBC, LLC equity interest	(1,235,855)	(827,197)
Net cash used in investing activities	(6,870,393)	(8,969,235)

Financing activities
Proceeds from exercise of stock options	406,944	359,958
Proceeds from exercise of warrants	-	4,609,577
Proceeds from long-term debt	12,630,345	450,000
Debt issuance costs	(739,313)	(126,914)
Repayment of long-term debt	(2,467,521)	(1,141,437)
Payment of interest on convertible debentures	(79,755)	(453,439)
Proceeds from sale of units of subsidiary	-	787,500
Net cash provided by financing activities	9,750,700	4,485,245

Effect of foreign exchange on cash and cash equivalents	4,024	(17,861)

Change in cash and cash equivalents	6,454,126	(1,886,871)
Cash and cash equivalents, beginning of year	4,917,708	6,804,579
Cash and cash equivalents, ending of year	11,371,834	4,917,708

The accompanying notes form an integral part of these consolidated financial statements.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

1.	NATURE OF THE ORGANIZATION AND BUSINESS

Grown Rogue International Inc. (the “Company”) was incorporated under the Business Corporations Act (Ontario) on November 1, 2018. The primary cannabis product produced and sold is cannabis flower. The registered office is located at 40 King St W Suite 5800, Toronto, ON M5H 3S1.

The Company is a cannabis operator in Oregon, Michigan, New Jersey and Illinois, USA and is engaged in the cultivation of and manufacturing of cannabis flower and extract products for wholesale and retail sales.

At the federal level, cannabis currently remains a Schedule I controlled substance under the Federal Controlled Substances Act of 1970. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the drug under medical supervision. As such, even in those states in which marijuana is legalized under state law, the manufacture, importation, possession, use or distribution of cannabis remains illegal under U.S. federal law. This has created a dichotomy between state and federal law, whereby many states have elected to regulate and remove state-level penalties regarding a substance which is still illegal at the federal level. There remains uncertainty about the US federal government’s position on cannabis with respect to cannabis-legal status. A change in its enforcement policies could impact the ability of the Company to continue as a going concern.

2.	BASIS OF PRESENTATION

These consolidated financial statements for the years ended December 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements have been prepared on an accrual basis and are based on historical costs, except for certain financial instruments measured at fair value.

The Company determined that more than 50% of its common shares are held by U.S. stockholders, and accordingly no longer meets the definition of a foreign private issuer under the United States securities laws. As a result, commencing with the year ended December 31, 2025, the Company is required to use forms and rules prescribed for U.S. domestic companies, including the requirement that financial statements be presented in accordance with U.S. GAAP instead of IFRS® Accounting Standards as issued by the International Accounting Standards Board (“IFRS”).

These consolidated financial statements have been prepared in accordance with U.S. GAAP effective for the financial year ended December 31, 2025 and 2024. The 2024 comparative figures, which were previously presented in accordance with IFRS, have been adjusted as necessary to be compliant with the Company’s policies under U.S. GAAP.

The transition to U.S. GAAP has been applied retrospectively to all periods presented, including comparative information for the year ended December 31, 2024, and the consolidated balance sheet as of December 31, 2024 and January 1, 2024. A summary of the impacts of the transition are described below.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

2.	BASIS OF PRESENTATION (CONTINUED)

Reconciliation of consolidated balance sheets as at January 1, 2024

	Note	IFRS	Effect of transition to U.S. GAAP	U.S. GAAP
		$	$	$
ASSETS
Current assets
Cash and cash equivalents		6,804,579	-	6,804,579
Accounts receivable, net		1,642,990	-	1,642,990
Biological assets	(B)	1,723,342	(1,723,342)	-
Inventory	(B)	5,021,290	(444,799)	4,576,491
Prepaid expenses		420,336	-	420,336
Total current assets		15,612,537	(2,168,141)	13,444,396
Warrant asset		8,820,897	-	8,820,897
Notes receivable	(A)	2,449,122	(2,192,372)	256,750
Property and equipment, net	(A)(C)	1,761,382	(669,459)	1,091,923
Right of use assets	(A)(C)	-	2,976,405	2,976,405
Intangible assets		725,668	-	725,668
Deferred tax asset		246,294	-	246,294
TOTAL ASSETS		29,615,900	(2,053,567)	27,562,333

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities		1,358,962	-	1,358,962
Current portion of lease liabilities	(C)	925,976	(925,976)	-
Current portion of operating lease liabilities	(A)(C)	-	925,976	925,976
Current portion of long-term debt		780,358	-	780,358
Current portion of consideration payable on business acquisitions		360,000	-	360,000
Derivative liability	(D)	7,471,519	10,863	7,482,382
Warrant liability	(D)	-	4,270,342	4,270,342
Income tax payable		873,388	-	873,388
Total current liabilities		11,770,203	4,281,205	16,051,408
Lease liabilities, net of current portion	(C)	1,972,082	(1,972,082)	-
Operating lease liabilities, net of current portion	(A)(C)	-	1,901,645	1,901,645
Long-term debt, net of discounts and current portion		82,346	-	82,346
Convertible debentures	(D)	2,459,924	(1,876,795)	583,129
Other non-current liabilities	(F)	-	2,128,057	2,128,057
TOTAL LIABILITIES		16,284,555	4,462,030	20,746,585

SHAREHOLDERS’ EQUITY
Subordinate voting common shares, convertible into multiple voting common shares, no par value; unlimited shares authorized; 249,738,980 and 222,446,113 shares issued and outstanding as at December 31, 2025 and 2024, respectively	(D)(E)	24,593,422	7,205,942	31,799,364
Multiple voting common shares, no par value; unlimited shares authorized; nil and nil shares issued and outstanding as at December 31, 2025 and 2024, respectively		-	-	-
Contributed surplus	(E)	8,186,297	(8,186,297)	-
Accumulated other comprehensive loss		(108,069)	-	(108,069)
Accumulated deficit	(A)(B)(C)(D)(F)	(20,353,629)	(5,535,242)	(25,888,871)
Equity attributable to Grown Rogue International, Inc. shareholders		12,318,021	(6,515,597)	5,802,424
Non-controlling interests		1,013,324	-	1,013,324
TOTAL SHAREHOLDERS’ EQUITY		13,331,345	(6,515,597)	6,815,748
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		29,615,900	(2,053,567)	27,562,333

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

2.	BASIS OF PRESENTATION (CONTINUED)

Reconciliation of consolidated balance sheets as at December 31, 2024

	Note	IFRS	Effect of transition to U.S. GAAP	U.S. GAAP
		$	$	$
ASSETS
Current assets
Cash and cash equivalents	(A)	4,682,221	235,487	4,917,708
Accounts receivable, net	(A)	1,596,912	(39,787)	1,557,125
Biological assets	(B)	1,554,622	(1,554,622)	-
Inventory	(A)(B)	4,769,776	1,171,775	5,941,551
Prepaid expenses	(A)	864,009	(164,647)	699,362
Current portion of notes receivable	(A)	7,189,635	(7,189,635)	-
Total current assets		20,657,175	(7,541,429)	13,115,746
Other long-term assets	(A)	-	200,000	200,000
Warrant asset		4,855,795	-	4,855,795
Other Investments	(A)	1,810,363	(1,234,396)	575,967
Notes receivable	(A)	2,613,969	(1,075,958)	1,538,011
Property and equipment, net	(A)(C)	11,870,220	2,174,013	14,044,233
Right of use assets	(A)(C)	-	7,591,048	7,591,048
Intangible assets	(A)	1,257,668	1,767,525	3,025,193
Deferred tax asset	(A)	250,620	441,485	692,105
TOTAL ASSETS		43,315,810	2,322,288	45,638,098

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	(A)	2,107,619	583,288	2,690,907
Current portion of lease liabilities	(A)	736,453	(736,453)	-
Current portion of operating lease liabilities	(A)(C)	-	1,047,763	1,047,763
Current portion of long-term debt		227,679	1	227,680
Convertible debentures	(D)	1,945,226	(1,281,490)	663,736
Current portion of consideration payable on business acquisitions		536,881	-	536,881
Derivative liability		12,504,175	5	12,504,180
Income tax payable	(A)	1,907,177	9,549	1,916,726
Total current liabilities		19,965,210	(377,337)	19,587,873
Lease liabilities	(C)	4,475,490	(4,475,490)	-
Operating lease liabilities, net of current portion	(A)(C)	-	6,699,808	6,699,808
Long-term debt, net of discounts and current portion	(A)	1,001,681	1,072,429	2,074,110
Consideration payable on acquisitions, net of discounts and current portion		1,693,540	-	1,693,540
Other non-current liabilities	(F)	269,883	4,737,265	5,007,148
TOTAL LIABILITIES		27,405,804	7,656,675	35,062,479

SHAREHOLDERS’ EQUITY
Subordinate voting common shares, convertible into multiple voting common shares, no par value; unlimited shares authorized; 249,738,980 and 222,446,113 shares issued and outstanding as at December 31, 2025 and 2024, respectively	(D)(E)	38,499,491	13,865,837	52,365,328
Multiple voting common shares, no par value; unlimited shares authorized; nil and nil shares issued and outstanding as at December 31, 2025 and 2024, respectively		-	-	-
Contributed surplus	(E)	9,025,541	(9,025,541)	-
Accumulated other comprehensive loss		(125,930)	-	(125,930)
Accumulated deficit	(A)(B)(C)(D)(F)	(32,847,334)	(10,466,426)	(43,293,760)
Equity attributable to Grown Rogue International, Inc. shareholders		14,551,768	(5,334,387)	8,945,638
Non-controlling interests	(A)	1,358,238	271,743	1,629,981
TOTAL SHAREHOLDERS’ EQUITY		15,910,006	(5,334,387)	10,575,619
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		43,315,810	2,322,288	45,638,098

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

2.	BASIS OF PRESENTATION (CONTINUED)

Reconciliation of consolidated statement of net loss and comprehensive loss for the year ended December 31, 2024

	Note	IFRS	Effect of transition to U.S. GAAP	U.S. GAAP
		$	$	$
Revenue
Product sales	(A)	25,029,634	334,559	25,364,193
Service revenue	(A)	1,987,631	(729,500)	1,258,131
Total revenue		27,017,265	(394,941)	26,622,324
Cost of goods sold
Cost of finished cannabis inventory sold	(A)(B)	(12,827,041)	(345,636)	(13,172,677)
Costs of service revenue		(206,669)	-	(206,669)
Total cost of goods sold		(13,033,710)	(345,636)	(13,379,346)
Gross profit, excluding fair value items		13,983,555	(740,577)	13,242,978
Realized fair value loss amounts in inventory sold	(B)	(3,358,862)	3,358,862	-
Unrealized fair value gain amounts on growth of biological assets	(B)	2,816,943	(2,816,943)	-
Gross profit		13,441,636	(198,658)	13,242,978
Operating expenses
Amortization	(A)(D)	939,727	53,652	993,379
General and administration	(A)(G)	10,075,360	505,434	10,580,794
Share-based compensation	(E)	1,306,607	302,216	1,608,823
Total operating expenses		12,321,694	861,302	13,182,996
Income from operations		1,119,942	(1,059,960)	59,982
Other income (expense)
Interest expense	(A)(C)(D)	(379,161)	301,648	(77,513)
Accretion expense	(A)(C)	(2,042,556)	206,116	(1,836,440)
Other income	(A)	1,938,713	(848,064)	1,090,649
Interest income	(A)	-	350,656	350,656
Gain on extinguishment of notes receivable		156,165	(156,165)	-
Unrealized gain (loss) on derivative liability	(D)	(12,768,905)	5,014,503	(7,754,402)
Realized loss on derivative liability	(D)	-	(5,049,209)	(5,049,209)
Unrealized gain on warrant asset		3,094,413	-	3,094,413
Realized loss on warrant liability	(D)	-	(1,741,710)	(1,741,710)
Loss on equity investment in associate	(A)	(169,637)	(81,593)	(251,230)
Loss on disposal of property, plant and equipment	(G)	50,057	(50,057)	-
Total other income (expense), net		(10,120,911)	(2,053,875)	(12,174,786)
Loss before income tax expense		(9,000,969)	(3,113,835)	(12,114,804)
Income tax expense	(A)(F)	(1,695,825)	(2,168,722)	(3,864,547)
Net loss		(10,696,794)	(5,282,557)	(15,979,351)
Other comprehensive loss
Currency translation adjustment		(17,861)	-	(17,861)
Total comprehensive loss		(10,714,655)	(5,282,557)	(15,997,212)

Net loss for the period attributable to:
Shareholders		(11,303,642)	(4,702,737)	(16,006,379)
Non-controlling interest	(A)	606,848	(579,820)	27,028
Net loss		(10,696,794)	(5,282,557)	(15,979,351)

Comprehensive income (loss) for the period attributable to:
Shareholders		(11,321,503)	(4,702,737)	(16,024,240)
Non-controlling interest	(A)	606,848	(579,820)	27,028
Total comprehensive income (loss)		(10,714,655)	(5,282,557)	(15,997,212)

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

2.	BASIS OF PRESENTATION (CONTINUED)

Reconciliation of statement of cash flows for the year ended December 31, 2024

	Note	IFRS	Effect of transition to U.S. GAAP	U.S. GAAP
		$	$	$
Operating activities
Net income (loss)		(10,696,794)	(5,282,557)	(15,979,351)
Adjustments for non-cash items in net loss:			-
Depreciation of property and equipment	(A)	939,727	53,652	993,379
Depreciation of property and equipment included in costs of finished cannabis inventory sold	(A)(C)	1,980,597	(1,544,550)	436,047
Lease costs included in costs of finished cannabis inventory sold	(A)(C)	-	328,957	328,957
Unrealized fair value gain amounts on growth of biological assets	(B)	(2,816,943)	2,816,943	-
Realized fair value loss amounts in inventory sold	(B)	3,358,862	(3,358,862)	-
Share-based compensation	(E)	1,306,607	302,216	1,608,823
Accretion expense	(D)	2,042,556	(206,116)	1,836,440
Unrealized (gain) loss on derivative liability	(D)	12,768,905	(5,014,503)	7,754,402
Realized loss on derivative liability	(D)		5,049,209	5,049,209
Unrealized (gain) loss on warrant asset		(3,094,414)	1	(3,094,413)
Realized loss on warrant liability	(D)		1,741,710	1,741,710
Loss on equity investment in associate	(A)	169,637	81,593	251,230
Loss on disposal of property and equipment		(50,057)	-	(50,057)
Gain on extinguishment of notes receivable	(A)	(156,165)	156,165	-
Deferred income taxes	(A)	(4,326)	(107,872)	(112,198)
Currency translation loss		(17,861)	17,861	-
		5,730,331	(4,966,153)	764,178
Changes in non-cash working capital	(A)	1,394,111	456,691	1,850,802
Net cash provided by operating activities		7,124,442	(4,509,462)	2,614,980

Investing activities
Purchase of property and equipment	(A)	(1,739,014)	(2,343,140)	(4,082,154)
Acquisition of Golden Harvests LLC	(A)	(529,998)	529,998	-
Acquisition of Canopy Management, LLC		(271,438)	-	(271,438)
Dividend issued from Golden Harvests, LLC to minority owner		(530,000)	-	(530,000)
Advance of notes receivable	(A)	(7,898,136)	6,350,458	(1,547,678)
Repayment of notes receivable	(A)	484,160	(217,743)	266,417
Investment in ABCO Garden State, LLC		(1,980,000)	-	(1,980,000)
Cash acquired on investment in ABCO Garden State, LLC	(A)	-	2,815	2,815
Repayment of bridge note	(A)	266,417	(266,417)	-
Advance on purchase of remaining Rogue EBC, LLC equity interest	(A)	-	(827,197)	(827,197)
Net cash used in investing activities		(12,198,009)	3,228,774	(8,969,235)

Financing activities
Proceeds from exercise of stock options		359,958	-	359,958
Proceeds from exercise of warrants		4,657,460	(47,883)	4,609,577
Proceeds from long-term debt	(A)	-	450,000	450,000
Debt issuance costs		(126,914)	-	(126,914)
Repayment of long-term debt		(1,230,093)	88,656	(1,141,437)
Payment of interest on convertible debentures		(521,953)	68,514	(453,439)
Proceeds from sale of units of subsidiary		787,500	-	787,500
Payment of lease liability	(C)	(974,749)	974,749	-
Net cash provided by financing activities		2,951,209	1,534,036	4,485,245

Effect of foreign exchange on cash and cash equivalents		-	(17,861)	(17,861)

Change in cash and cash equivalents	(A)	(2,122,358)	235,487	(1,886,871)
Cash and cash equivalents, beginning of year		6,804,579	-	6,804,579
Cash and cash equivalents, ending of year		4,682,221	235,487	4,917,708

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

2.	BASIS OF PRESENTATION (CONTINUED)

Notes to the reconciliations

A.	Under IFRS, the Company consolidated its investment in Rogue EBC, LLC and accounted for its investment in ABCO Garden State, LLC under the equity method. Upon transition to U.S. GAAP, the Company determined that Rogue EBC, LLC should be accounted for as an equity method investment (Note 8), while ABCO Garden State, LLC should be consolidated (Note 4). Accordingly, the U.S. GAAP adjustments reflect (i) the deconsolidation of Rogue EBC, LLC, including the derecognition of its assets, liabilities, revenue, expenses, and cash flows, and the recognition of an equity method investment and the Company’s share of loss from equity method investees, and (2) the consolidation of ABCO Garden State, LLC, including the recognition of its assets, liabilities, revenue, expenses, and cash flows, the elimination of intercompany balances and derecognition of the previously recognized equity method investment and related equity losses.

B.	Under IFRS, the Company measured its biological assets at fair value less costs to sell, with gains and losses arising from changes in fair value recognized in earnings. Upon transition to U.S. GAAP, biological assets are not recognized separately and are instead accounted for at historical cost as inventory. Accordingly, the adjustment reflects the elimination of biological assets measured at fair value and the recognition of the related costs within inventories, with subsequent recognition through cost of goods sold as the inventory is sold.

C.	Under IFRS, the Company applied a single lease accounting model whereby substantially all leases were recognized on the balance sheet as right-if-use assets with corresponding lease liabilities, with lease expense generally recognized on a straight-line basis. Upon transition to U.S. GAAP, the Company classified its leases as either operating of finance leases. Accordingly, the adjustments reflect the reclassification of certain leases from a single IFRS model to operating lease classification under U.S. GAAP, including related changes to the recognition and presentation of lease expense, accumulated amortization, interest expense, and cash flow classifications.

D.	Under IFRS, the Company was not required to value the warrants associated with the convertible debentures. Upon transition to U.S. GAAP the Company (i) on issuance, recognized the warrants as a derivative liability which reduced the initial carrying value of the convertible debentures and (ii) on exercise, derecognized the warrant liability resulting in an increase in additional paid in capital.

E.	Under IFRS, share-based payments were presented as contributed surplus. Upon transition to U.S. GAAP, a reclassification adjustment has been made to present the amount as additional paid-in capital.

F.	Under IFRS, the Company recognized and measured income taxes in accordance with IAS 12, Income Taxes, including the recognition of deferred tax assets and liabilities based on temporary differences. Upon transition to U.S. GAAP, income taxes were accounted for under ASC 740, Income taxes, which resulted in differences in the recognition, measurement, and presentation of certain deferred tax assets and liabilities. Accordingly, the adjustment reflects the remeasurement of deferred income taxes based on U.S. GAA P requirements, including changes in enacted tax rates, valuation allowances, uncertain tax positions, and the classification and presentation of deferred tax balances.

G.	Upon transition to U.S. GAAP, the Company reclassified losses on the disposal of property, plant and equipment to general and administrative expenses to align with U.S. GAAP presentation requirements.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

2.	BASIS OF PRESENTATION (CONTINUED)

2.1	Functional and presentation currency

The Company’s reporting currency is the United States Dollar (“USD”). The Company’s functional currency is the Canadian Dollar (“CAD”), and the functional currency of its subsidiaries is the USD. The assets and liabilities of the Company are expressed in USD using exchange rates prevailing at the end of the reporting period. Income and expense items are translated at the average exchange rates for the period, unless exchange rates fluctuated significantly during that period, in which case the exchange rates at the dates of the transactions are used. Exchange differences arising, if any, are recognized in other comprehensive income (loss) and reported as currency translation reserve in shareholders’ equity.

2.2	Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenue, and expenses as well as the related disclosures. The Company must often make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. Actual results could differ materially from those estimates.

Areas requiring a significant degree of estimation and judgment relate to the assessment of transactions as business combinations or asset acquisitions, estimates used in valuation and costing of inventory, impairment of long-lived assets and indefinite lived intangible assets, fair value measurements, the recoverability and measurement of deferred tax assets and liabilities, share-based compensation, fair value of derivative assets and liabilities, and consolidation of entities in which the Company holds less than a majority of voting rights.

2.3	Basis of consolidation

The consolidated financial statements incorporate the accounts of the Company and all the entities in which the Company has a controlling voting interest or when we are deemed to be the primary beneficiary of a variable interest entity. All consolidated entities were under common control during the entirety of the periods for which their respective results of operations were included in the consolidated statements from the date of acquisition. All intercompany balances and transactions are eliminated upon consolidation.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

2.	BASIS OF PRESENTATION (CONTINUED)

A summary of the Company’s subsidiaries included in these consolidated financial statements as at December 31, 2025 is as follows:

Entity	Defined term	Location	Purpose	Percentage held
Grown Rogue Unlimited, LLC	“GR Unlimited”	Oregon	U.S. Holding Company	100%
Grown Rogue Gardens, LLC	“GR Gardens”	Oregon	Operating Entity (Cultivation)	100%
GRU Properties, LLC	“GRU Properties”	Oregon	Property Management	100%
GRIP, LLC	“GRIP”	Oregon	Marketing/Branding	100%
Grown Rogue Distribution, LLC	“GR Distribution”	Oregon	Operating Entity (Distribution)	100%
Rogue EBC, LLC	“Rogue EBC”	Illinois	Operating Entity (Cultivation)	70	%*
Cannequality, LLC	“Cannequality”	Illinois	Licensing Company	70	%*
Canopy Management, LLC	“Canopy”	Michigan	Holding Company	100	%**
Golden Harvests LLC	“Golden Harvests”	Michigan	Operating Entity (Cultivation)	80%
Grown Rogue Retail Ventures, LLC	“GR Retail”	Delaware	Holding Company	100%
Grown Rogue West New York, LLC	“West NY”	New Jersey	Holding Company (Retail)	44	%***
ABCO Garden State, LLC	“ABCO”	New Jersey	Operating Entity (Cultivation)	70%

*	The Company does not have the unilateral ability to direct activities of Rogue EBC and therefore the investment constitutes a joint venture in accordance with ASC 323, Investments – Equity Method and Joint Ventures, and has been accounted for using the equity method (Note 8). Cannequality is wholly owned by Rogue EBC, in which Cannequality is the legal entity that holds the acquired cannabis license for Rogue EBC’s joint arrangement operations. When regulatory milestones are achieved, the Company plans to dissolve Cannequality. Cannequality remains inactive.
**	Canopy was dissolved in the second quarter of 2025 after regulatory milestones were achieved resulting in GR Unlimited directly holding an 80% ownership interest in Golden Harvests.
***	The Company has the unilateral ability to direct the activities of West NY and therefore the Company consolidates West NY in accordance with ASC 810, Consolidation.

All subsidiaries of the Company were incorporated in the United States of America and have USD as their functional currency.

3.	SIGNIFICANT ACCOUNTING POLICIES

3.1	Foreign currency translation

The Company’s functional currency is the Canadian dollar, and the functional currency of its subsidiaries is the USD.

All transactions in subsidiaries denominated in a currency other than USD are initially remeasured into the USD using exchange rates in effect at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into USD using exchange rates prevailing at the end of the reporting period. All exchange gains and losses are included in the consolidated statements of comprehensive income (loss). For the Company, assets and liabilities are translated into USD using exchange rates prevailing at the end of the reporting period and income and expense items are translated at the average exchange rates for the period. Exchange differences arising, if any, are recognized in other comprehensive income (loss) and reported as currency translation reserve in shareholders’ equity.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.2	Cash and cash equivalents

Cash and cash equivalents held in financial institutions have carrying values that approximate fair value.

The failure of any bank in which the Company deposits funds may reduce the amount of cash and cash equivalents available for operations or delay the ability to access such funds. The Company does not currently have a commercial relationship with a bank that has failed or has shown indications of experiencing operational distress, nor has the Company experienced delays or other issues in meeting its financial obligations. If banks and financial institutions where the Company’s cash and cash equivalents is held enter receivership or become insolvent in response to financial conditions affecting the banking system and financial markets, its ability to access cash and cash equivalents may be threatened and could have a material adverse effect on operations and financial condition of the Company.

As at December 31, 2025, the Company’s cash and cash equivalent balances exceeded federally insured limits by $10,081,792.

3.3	Accounts receivable

Accounts receivable are recorded at their net realizable value and represent amounts due from customers arising from the Company’s normal business activities. Accounts receivable do not bear interest and are generally due within contractual payment terms, which typically are 30 days. The Company evaluates the collectability of accounts receivable and records an allowance for credit losses based on expected losses over the contractual life of the receivables, in accordance with ASC 326, Financial Instruments – Credit Losses (“ASC 326”) as described below.

3.4	Credit loss provision

Trade receivable

The Company applies the Current Expected Credit Losses (“CECL”) model in ASC 326 to all trade receivables, which arise from the sale of goods and services under standard payment terms of 30 days. The Company has elected the practical expedient to assume the current conditions as of the balance sheet date do not change for the remaining life of the trade receivables. The Company measures expected credit losses at the time the trade receivables are initially recognized and updates the estimate at each reporting date based on historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of outstanding balances. Trade receivables are grouped into pools that share similar risk characteristics, and the Company uses an aging schedule that classifies balances as current, one to thirty days past due, thirty-one to sixty days past due, sixty-one to ninety days past due, and greater than ninety days past due. Historical loss rates are calculated for each aging bucket using the Company’s write-off experience over a representative period, and these rates are adjusted to reflect present economic conditions that differ from historical patterns as well as forward looking information such as changes in customer credit profiles, industry trends, macroeconomic indicators, or other factors expected to influence default risk. Forecast adjustments are applied for the period for which the Company can reasonably develop supported expectations, after which the estimate reverts to historical experience. The resulting allowance for credit losses is recorded as a valuation account that reduces the amortized cost basis of trade receivables, with changes recognized in credit loss expense as a component of selling, general and administrative expenses in the consolidated statements of income (loss) and comprehensive income (loss). Trade receivables are written off when they are deemed uncollectible based on specific facts and circumstances, and any recoveries of amounts previously written off are recognized when received.

Notes receivable

The Company recognizes an allowance for credit losses on notes receivable which represent the lifetime expected credit losses. The allowance is measured using a loss-rate method that considers historical loss experience current conditions, and reasonable and supportable forecasts of future economic conditions. As at December 31, 2025 and 2024, the allowance for credit losses was $nil and $nil, respectively.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.5	Inventory

Inventory consists of (i) raw materials, consumables and packaging supplies used in the process to prepare inventory for sale, (ii) work in process consisting of pre-harvested cannabis plants, and (iii) finished goods.

Inventory is valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method. Net realizable value is calculated as the estimated selling price in the ordinary course of business, less any estimated costs to complete and sell the goods. Costs are capitalized to inventory, until substantially ready for sale. Costs include direct and indirect labor, raw materials, consumables, packaging supplies, utilities, facility costs, quality and testing costs, production related depreciation and other overhead costs including operating lease costs.

The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, and the historical and professional experience of management. The Company classifies cannabis inventory as a current asset, although, due to the duration of the cultivation, drying, and conversion process, certain inventory items may not be realized in cost of sales within one year. As at December 31, 2025 and 2024, the reserves for obsolete and slow moving inventory was $nil and $nil, respectively.

3.6	Property and equipment

Property and equipment are stated at cost net of accumulated depreciation and accumulated impairment losses, if any. Costs include borrowing costs for assets that require a substantial period of time to become ready for use. Costs incurred for routine repairs and maintenance that do not add value or extend the useful life of the assets are expensed as incurred.

Depreciation is recognized so as to recognize the cost of assets less their residual values over their useful lives. Depreciation begins when an asset is available for use, meaning that it is in the location and condition necessary for it to be used in the manner intended by management. The estimated useful lives, residual values and method of depreciation are reviewed at each period end, with the effect of any changes in estimated useful lives and residual values accounted for on a prospective basis.

Depreciation is calculated on a straight-line basis over the following estimated useful lives:

Category	Estimated useful life
Computer and office equipment	3-10 years
Production equipment and other	5-10 years
Leasehold improvements	lesser of the life of the lease or estimated useful life of the improvement

3.7	Intangible assets

The Company’s indefinite lived intangible assets consist primarily of cultivation licenses. These assets are capitalized at fair value at the acquisition date. They are not amortized because the Company has determined that there is no foreseeable limit to the period over which these assets are expected to generate cash flow. The Company reviews the useful life of these intangible assets each reporting period to determine whether events or circumstances continue to support their indefinite useful life. Intangible assets with indefinite useful lives are tested for impairment at least annually, and more frequently if events or changes in circumstances indicate that impairment may exist.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.8	Impairment of long-lived assets

Long-lived assets, except for intangible assets with indefinite useful lives, are reviewed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators include, among other factors, operating losses, unused capacity, market value declines, and obsolescence. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset group to the asset group’s carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset group, the Company records an impairment loss equal to the amount by which the asset group’s carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or a discounted cash flow analysis.

3.9	Convertible debentures

Convertible debt is recorded at amortized cost, net or issuance costs and discounts. The Company evaluates conversion and other embedded features to determine whether such features require separate accounting as derivatives or equity components. Equity-classified conversion features are recorded in additional paid-in capital, whole derivative-classified features are recorded at fair value with changes recognized in earnings.

3.10	Derivative assets and liabilities

The Company accounts for derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts, and requires recognition of all derivatives on the balance sheet at fair value. Fair value changes in the derivative instruments are recorded through profit and loss. As at December 31, 2025 and 2024, the Company recorded the warrants as a derivative asset (Note 7) and conversion feature and warrants associated with the convertible debentures as derivative liabilities (Note 17 and Note 18).

3.11	Financial instruments

Financial instruments are contracts that give rise to a financial asset of one party and a financial liability or equity instrument of another party. Financial instruments are recorded initially at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Subsequent measurement depends on how the financial instrument has been classified and may be at fair value or amortized cost. For financial instruments subsequently measured at fair value, the Company calculates the estimated fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models including the Black-Scholes option pricing model.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values. The three levels of the fair value hierarchy are:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices that are observable for the asset or liability either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 - Inputs that are not based on observable market data.

There have been no transfers between fair value hierarchy levels during the years ended December 31, 2025 and 2024.

The Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are recorded at cost. The carrying values of these financial instruments approximate their fair value due to their short-term maturities. The Company’s note receivable, long-term debt, and convertible debentures are valued at amortized cost using the effective interest rate method. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest risks arising from these financial instruments. The Company’s warrant asset and derivative liability are measured using the Black-Scholes option pricing model (Notes 7 and 16).

3.12	Concentration of Risk

Credit risk is the risk of potential loss to the Company if the counterparty to a financial instrument fails to meet its contractual obligations. The financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and cash equivalents, trade receivables and note receivable. The Company mitigates its exposure to credit loss associated with cash by placing its cash in major financial institutions. As at December 31, 2025, the Company had cash of $11,371,834 (December 31, 2024 - $4,917,708). The counterparties to the trade receivables and note receivable have a strong credit profile, and as such, the Company has assessed the associated credit risk as moderate to low. No customer accounts for more than 10% of trade receivables at December 31, 2025 and 2024.

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. As at December 31, 2025, the Company had working capital of $16,453,938 (December 31, 2024 – working capital deficiency of $6,472,127). The Company primarily relies on cash generated from its cannabis operations, as well as proceeds from debt financing to fulfil its financial commitments. The Company’s ability to service its debt depends on sustaining the profitability of its operations and obtaining sufficient financing on acceptable terms.

Foreign currency risk is the risk that the fair values of future cash flows of a financial instrument will fluctuate because they are denominated in currencies that differ from the respective functional currency. The Company is not exposed to significant foreign currency risk as its operations and cash flows are all denominated in USD. The Canadian parent has a functional currency of Canadian dollars but does not routinely engage in financing activities in alternate currencies and during the years ended December 31, 2025 and 2024 had minimal exposure to foreign currency risk.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.13	Leases

Upon commencement of a contract containing a lease, the Company classifies leases other than short-term leases as either an operating lease or a finance lease according to the criteria prescribed by ASU 842, Leases. The lease classification is reassessed only when: (a) the contract is modified and the modification is not accounted for as a separate contract, and (b) there is a change in the lease term or the assessment of whether the lessee is reasonably certain to exercise an option to purchase the underlying asset. The Company has elected to recognize lease payments in earnings on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for the payments are incurred.

For both finance leases and operating leases, the Company recognizes right-of-use assets and lease liabilities which are initially measured as the present value of remaining lease payments and initial direct costs discounted at the interest rate implicit in the lease, or if that rate is not readily determinable, the Company’s incremental borrowing rate.

Finance lease payment included in the lease liability is apportioned between the repayment of the liability and a finance cost. The finance cost is recognized in interest expense in the consolidated statements of net income (loss) and comprehensive income (loss) over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability.

Operating lease payment is included in the lease liability is apportioned between the repayment of the liability and an operating lease expense. The operating lease payment is recognized as an operating lease cost within inventory and cost of goods sold in the consolidated statements of net income (loss) and comprehensive income (loss) over the lease period so as to produce a constant periodic operating lease cost over the term of the lease.

Right-of-use assets are measured at cost, which is calculated as the amount of the initial measurement of lease liability plus any initial direct costs. The right-of-use assets are depreciated on a straight-line basis over the shorter of the lease term and the useful life of the underlying asset. The depreciation is recognized from the commencement date of the lease. For finance leases, the amortization is recognized as amortization expense in the consolidated statements of net income (loss) and comprehensive income (loss). For operating leases, the amortization is recognized as a component of operating lease cost within inventory and cost of goods sold in the consolidated statements of net income (loss) and comprehensive income (loss).

Payments associated with short-term leases and leases of low-value assets are recognized as an expense on a straight-line basis in general and administration expense in the consolidated statements of net income (loss) and comprehensive income (loss). Short-term leases are defined as leases with a lease term of 12 months or less.

The Company has elected not to separate lease components from non-lease components when allocating contract consideration for all land and building leases.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

3.14	Revenue

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) when goods or services are transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

In order to recognize revenue under ASC 606, the Company applies the following five steps:

1.	Identify a customer along with a corresponding contract

2.	Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer

3.	Determine the transaction price that the Company expects to be entitled to in exchange for transferring promised goods or services to a customer

4.	Allocate the transaction price to the performance obligation(s) in the contract

5.	Recognize revenue when or as the Company satisfies the performance obligation(s) in the contract

Revenue From Sales of Goods

Revenue from the sale of goods is generally recognized when control over the goods has been transferred to the customer. Payment for sales is typically due prior to shipment. The Company has elected to treat shipping and handling activities as a fulfillment activity, meaning these activities are not considered a separate performance obligation. Shipping and handling fees billed to customers are recognized as revenue at the time control of the goods passes to the customer. Costs incurred by the Company for shipping and handling are classified as cost of sales in the consolidated statements of income (loss) and comprehensive income (loss). Payment for wholesale transactions is due within a specified time period as permitted by the underlying agreement and the Company’s credit policy upon the transfer of goods to the customer. The Company generally satisfies its performance obligation and transfers control to the customer upon delivery and acceptance by the customer. Revenue is recorded at the estimated amount of consideration to which the Company expects to be entitled.

Service Revenue

Revenues from services consist of one performance obligation, being the provision of the agreed upon services. The Company recognize service revenue when the contracted services have been provided and the income is determinable. The Company’s contract terms do not include a provision for significant post-service delivery obligations.

3.15	Share-based compensation

Share-based compensation expense consists of the Company’s stock option and restricted share unit expense.

Stock options and restricted share units granted to employees and consultants are measured based on the grant-date fair value. Share-based compensation expense for stock options is generally recognized based on the straight-line basis over the requisite service period. The Company has elected to account for forfeitures of share-based awards as they occur rather than estimating forfeitures at the grant date. Accordingly, stock-based compensation expense is recognized assuming all awards will vest, and previously recognized compensation cost is reversed in the period in which an award is forfeited due to an employee’s failure to satisfy the applicable service conditions.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-based compensation for restricted share units is recognized at the time of grant by multiplying the share price on the date of grant by the number of restricted share units granted. Share-based compensation expense is included in share-based compensation expense or cost of finished cannabis inventory sold based on the employee’s function classification.

Consideration paid to the Company on the exercise of stock options is recorded as subordinate voting common shares (“SV Shares”).

3.16	Income taxes

The Company uses the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are determined based on enacted tax rates and laws for the years in which the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As the Company operates in the cannabis industry, it is subject to the limits of IRC Section 280E, under which the Company is only allowed to deduct expenses directly related to the cost of producing the products or cost of production.

The Company recognizes uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are presented within income tax expense in the consolidated statements of loss and comprehensive loss.

3.17	Earnings per share

The Company presents basic and diluted loss per share data for its common shares. Basic loss per share is calculated using the weighted average number of shares outstanding during the respective years. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding adjusted for additional shares from the assumed exercise of stock options, restricted share units, or warrants, if dilutive.

The number of additional shares is calculated by assuming the outstanding dilutive convertible instruments, options, and warrants are exercised and that the assumed proceeds are used to acquire common shares at the average market price during the year.

3.18	Business Combinations and Asset Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations.

Transactions are evaluated at inception to determine whether they represent a business combination or an asset acquisition. Transactions meeting the definition of a business are accounted for using the acquisition method of accounting; otherwise, it is accounted for as an asset acquisition.

Business combinations are accounted for using the acquisition method, whereby identifiable assets acquired and liabilities assumed are recognized at their estimated fair values as of the acquisition date. Goodwill is recognized for the excess of consideration transferred over the net fair value of identifiable assets acquired and liabilities assumed. Acquisition‑related costs are expensed as incurred.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset acquisitions are recorded by allocating the cost of the acquisition, including transaction costs, to the assets acquired and liabilities assumed based on their relative fair values. No goodwill is recognized.

The Company recognizes contingent consideration arrangements at their acquisition-date fair value as part of the consideration transferred in a business combination. Subsequent changes in fair value of contingent considerations classified as a liability are recognized in earnings. The Company remeasures the fair value of the contingent consideration at each reporting date until the contingency is resolved, with changes in fair value recorded in earnings.

3.19	Recently adopted accounting pronouncements

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102 (b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards.

The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has not elected to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the comparison of the Company’s consolidated financial statements with another public company difficult or impossible because of the potential differences in accounting standards used.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The Company adopted ASU 2023-07 as of April 1, 2024. This update enhances the disclosure requirements for reportable segments, including significant segment expenses and interim period disclosures. The Company have disclosed the title and position of our Chief Operating Decision Maker (CODM) to provide clarity on who is responsible for making operating decisions. These disclosures aim to enhance transparency and provide more decision-useful information to investors and other stakeholders.

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring entities to disclose more detailed information about income tax expense (benefit), significant components of income tax expense (benefit), separate disclosure of income tax expense (benefit) for domestic and foreign jurisdictions and by major jurisdictions. The Company adopted ASU 2023-09 as of January 1, 2024.

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): update required disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. The Company has early adopted this standard.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

4.	ACQUISITION

On October 4, 2023, the Company announced that it signed a definitive agreement with an option to acquire 70% of ABCO, pending regulatory approval from the New Jersey Cannabis Regulatory Commission (“CRC”). On May 31, 2024, the Company executed the first option to acquire a 44% membership interest in ABCO for total consideration of $1,257,142. ABCO received licensing approval from the CRC and has an annual New Jersey cultivation license with local zoning, planning approvals and sufficient power supply. Also on May 31, 2024, the Company exercised the second option to purchase an additional 26% membership interest in ABCO for total consideration of $722,858. Closing of the second purchase option will occur on regulatory approval, two years after operations commence. Operations commenced in September 2024. While the Company legally owns 44% of ABCO prior to closing the second purchase option, the Company consolidates ABCO as a variable interest entity as (1) the Company through its ‘Investor Director’ (the Company’s Chief Executive Officer) has power equivalent to unilateral control over ABCO and (2) closing on the second purchase option is a requirement of the passage of time, and cannot be blocked.

The acquisition of ABCO is accounted for as an asset acquisition due to the absence of identifiable processes and the inability of the acquired assets alone to operate as a business as at May 31, 2024.

The allocation of the purchase price to the acquired assets is as follows:

May 31, 2024
$
Consideration:
First purchase option (cash)	1,257,142
Second purchase option (cash)	722,858
Acquired long-term debt	4,272,856
Total consideration	6,252,856

Net assets acquired:
Cash	2,815
Prepaid expenses	256,043
Property and equipment	4,978,724
Right of use asset	4,880,250
Accounts payable	(435,680)
Lease liability	(4,880,250)
Intangible asset	2,299,525
Net assets acquired	7,101,427
Non-controlling interest	(848,571)
Total net assets acquired	6,252,856

The fair value of acquired long-term debt approximates its carrying amount as the interest rate approximately Company’s incremental borrowing rate. The acquired long-term debt is payable to GR Unlimited and therefore eliminated on consolidation.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

4.	ACQUISITION (continued)

Fair value of prepaid expenses and accounts payable approximate their fair value due to the short-term nature of these balances.

Fair value of property, plant, and equipment was determined by utilizing current market information for similar equipment, adjusted for the specific design, mechanical condition and marketability of such equipment. Key assumptions underlying management’s estimate of fair value include expectations as to future market conditions in the cannabis industry and expected useful lives of equipment. Acquired property and equipment has an assessed useful life of 5-10 years.

The acquired right of use asset and lease liability relates to the ABCO facility which is leased through June 1, 2033.

Intangible asset consists of a license which permits the Company to cultivate cannabis in the State of New Jersey which has an indefinite life. The fair value of the license was determined using a market approach which involves comparing the license to similar licenses that have been sold or are available for sale.

5.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable composition is as follows:

	December 31, 2025	December 31, 2024
	$	$
Trade receivables	3,645,842	1,851,254
Allowance for credit losses	(748,239)	(420,614)
Taxes receivable	10,667	126,485
	2,908,270	1,557,125

Taxes receivable relate to goods and services taxes receivable from the Government of Canada.

The continuity of the allowance for credit losses is as follows:

	December 31, 2025	December 31, 2024
	$	$
Balance, beginning of the year	420,614	373,393
Provisions for bad debt	730,508	360,000
Write-offs	(402,883)	(312,779)
Balance, end of the year	748,239	420,614

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

6.	INVENTORY

The Company’s inventory composition is as follows:

	December 31, 2025	December 31, 2024
	$	$
Raw materials	1,038,876	647,630
Work in process	1,291,575	1,402,685
Finished goods	4,750,844	3,891,236
	7,081,295	5,941,551

7.	WARRANTS

On May 24, 2023, GR Unlimited entered into a consulting agreement with Vireo Growth Inc. (formerly Goodness Growth Inc.) (“Vireo Growth”). As part of this strategic agreement, Vireo Growth issued the Company 10,000,000 warrants to purchase 10,000,000 subordinate voting shares of Vireo Growth, with a strike price equal to $0.233 (CAD$0.317), being a 25.0 percent premium to the 10-day volume weighted average price (“VWAP”) of Vireo Growth’s subordinate voting shares prior to the effective date of the consulting agreement (“Vireo Warrants”). Similarly, the Company issued Vireo Growth 8,500,000 warrants to purchase 8,500,000 subordinate voting shares of the Company, with a strike price equal to $0.166 (CAD$0.225), being a 25.0 percent premium to the 10-day VWAP of the Company’s subordinate voting shares prior to the effective date of the consulting agreement.

On October 11, 2024, the Company announced the termination of the consulting agreement with Vireo Growth. As consideration for the early termination, Vireo Growth forfeited and returned for cancellation 4,500,000 of the 8,500,000 share purchase warrants of the Company that were held by Vireo Growth. A total of 4,000,000 warrants remained outstanding at December 31, 2025 and 2024, respective (Note 19). Additionally, Vireo Growth was required to pay the Company a termination fee of $800,000 in cash which was received by the Company on October 18, 2024. The Company retained its 10,000,000 Vireo Warrants.

The Company measured and recognized the fair value of the Vireo Warrants at $1,232,253 which was determining using a Black-Scholes option pricing model as of the warrants deemed issuance date, which was the effective date of the Consulting Agreement (May 24, 2023).

The Vireo Warrants are remeasured at fair value through profit and loss at each reporting period using the Black-Scholes option pricing model. The fair value of the Vireo Warrants at December 31, 2025, was estimated to be $5,103,272 (December 31, 2024 - $4,855,795) using the following inputs:

Date	Expected dividends	Expected volatility	Risk-free rate of interest	Expected term (years)	Closing price per common share
May 24, 2023	0%	115.2%	3.6%	5.00	$0.13 (CAD$0.18)
December 31, 2024	0%	119.1%	2.9%	3.76	$0.56 (CAD$0.81)
December 31, 2025	0%	129.3%	2.9%	2.76	$0.61 (CAD$0.83)

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

8.	OTHER INVESTMENTS

On March 5, 2024, the Company signed a definitive agreement to form Rogue EBC, a joint venture with EBC Ventures. The joint venture owns 100% of Cannequality, which holds a craft growers license with the Illinois Department of Agriculture. Cannequality functions solely as a regulatory holding entity. Upon achievement of the required regulatory milestones, the Company intends to dissolve Cannequality, as its ongoing purpose will no longer be necessary. Grown Rogue owns 70% of the joint venture and has contributed capital to support the development of the facility. The joint venture agreement includes multiple purchase options, which ultimately give the Company the ability to acquire 100% of the membership interests of the joint venture subject to approval by the Illinois Department of Agriculture. The Company does not have the unilateral ability to direct activities of Rogue EBC and therefore the investment constitutes a joint venture in accordance with ASC 323, Investments – Equity Method and Joint Ventures.

The investment in Rogue EBC has been accounted for using the equity method as follows:

	December 31, 2025	December 31, 2024
	$	$
Balance, beginning of year	575,967	-
Investment in Rogue EBC	735,855	827,197
Loss on equity investment in associate	(452,962)	(251,230)
Deposit on purchase of remaining equity in Rogue EBC	500,000	-
Balance, end of year	1,358,860	575,967

On September 20, 2025 the Company entered into an agreement to acquire the remaining 30% of Rogue EBC, for total consideration of $1,500,000 with $500,000 paid at signing, another $500,000 due in 6 months from the date of close and $500,000 due at the earlier of 15 months from the closing or the date of the first harvest. Because payment of the remaining consideration is conditional upon regulatory approval and closing of the transaction, the Company has not recorded a liability related to the remaining $1,000,000 as of December 31, 2025. The Company will recognize the remaining consideration at the time the regulatory approval is obtained and the transaction is consummated.

The following table presents summarized financial information for Rogue EBC:

	December 31, 2025	December 31, 2024
	$	$
Current assets	136,563	279,354
Non-current assets	4,113,350	3,733,921
Total assets	4,249,913	4,013,275

Current liabilities	172,618	23,642
Non-current liabilities	3,000,179	3,171,797
Total liabilities	3,172,797	3,195,439

Net Assets	1,077,116	817,836
Company share of net assets	858,860	575,967

Revenue	-	-
Gross profit	-	-
Net loss	(622,811)	(356,730)
Company share of net loss	(452,962)	(251,230)

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

9.	NOTES RECEIVABLE

Transactions related to the Company’s notes receivable for the year ended December 31, 2025 and 2024, include the following:

	9.1	9.2	9.3	9.4	Total
	$	$	$	$	$
Balance, December 31, 2023	256,750	-	-	-	256,750
Advances	-	1,150,000	287,500	-	1,437,500
Accrued interest	9,667	95,639	4,872	-	110,178
Repayments	(266,417)	-	-	-	(266,417)
Balance, December 31, 2024	-	1,245,639	292,372	-	1,538,011
Advances	-	-	-	250,000	250,000
Accrued interest	-	116,597	29,149	3,403	149,149
Balance, December 31, 2025	-	1,362,236	321,521	253,403	1,937,160

9.1	New Jersey retail promissory note

On October 3, 2023, GR Unlimited executed a promissory note and advanced $250,000. Pursuant to the promissory note agreement, interest on the outstanding principal borrowed shall accrue at a rate of 12% per annum provided that, if the extended maturity date of the note is triggered, interest shall accrue on the outstanding balance commencing on the maturity date and ending on the extended maturity date of the promissory note. The loan was fully repaid during the year ended December 31, 2024.

9.2	First Nile convertible note

On January 16, 2024, the Company signed a definitive agreement to invest in the development of an adult-use dispensary in West New York, New Jersey. As part of this agreement, GR Unlimited executed a secured convertible promissory note and initially advanced $500,000 to Nile of NJ LLC, a New Jersey limited liability company. The Company advanced an additional $650,000 to Nile of NJ LLC. Pursuant to the secured convertible promissory note agreement, interest on the outstanding principal borrowed shall accrue at a rate of 10%. Upon Nile of NJ LLC receiving written notification of the New Jersey Cannabis Regulatory Commission (the “CRC”) approval, the lender has the right and option to convert all or part of the outstanding principal and accrued and unpaid interest into subordinate voting shares of the Nile of NJ LLC at a conversion rate equal to 1% of the equity of Nile of NJ LLC on a fully-diluted basis per $33,333 of principal and accrued interest unpaid at date of receipt of the conversion notice such that GR Unlimited shall not own more than 35% of the equity of Nile of NJ LLC (“Conversion Equity”). The secured convertible promissory note has a maturity date of January 16, 2027 subject to an extension to January 16, 2028 if the CRC has not approved the Conversion Equity and an additional extension to January 16, 2029 if the CRC has not approved the Conversion Equity prior to January 16, 2028. The Company received equity investments of $600,000 into Retail Ventures from various parties including $500,000 from related parties to fund this investment. As of the date of these consolidated financial statements, the CRC has not approved the Conversion Equity.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

9.	NOTES RECEIVABLE (CONTINUED)

The Company evaluated the conversion feature under the guidance in ASC 815 and determined that the feature does not qualify as a derivative instrument because CRC approval is required, which precludes net-cash settlement and results in the absence of readily determinable fair value at inception. Additionally, the conversion feature meets the scope exemption for contracts indexed to the Company’s own equity in accordance with ASC 815-40.

As at December 31, 2025, the outstanding balance of the convertible promissory note was $1,150,000 (December 31, 2024 - $1,150,000), and the accrued interest was $212,236 (December 31, 2024 - $95,639).

9.3	Second Nile note

On October 28, 2024, the Company through its subsidiary West New York, advanced an additional $287,500 to Nile of NJ LLC under a note in the amount of $287,500. West New York concurrently received equity subscriptions of $137,500 in support of this funding. Pursuant to the secured convertible promissory note agreement, interest on the outstanding principal borrowed shall accrue at a rate of 10% for the first 12 months and 15% for the remaining 6 months. The note matures April 28, 2026.

As at December 31, 2025, the outstanding balance of the promissory note was $287,500 (December 31, 2024 - $287,500), and the accrued interest was $34,021 (December 31, 2024 - $4,872).

9.4	Third Nile convertible note

On November 12, 2025, the Company advanced an additional $250,000 to Nile of NJ LLC. Pursuant to the secured convertible promissory note agreement, interest on the outstanding principal borrowed shall accrue at a rate of 10%. The convertible note matures January 16, 2027. This convertible promissory note agreement contains the same conversion features and extensions as noted in Note 9.2 such that the Conversion Equity shall not exceed 70% of the equity of Nile of NJ LLC on conversion of the two convertible promissory notes. As of the date of these consolidated financial statements, the CRC has not approved the Conversion Equity.

The Company evaluated the conversion feature under the guidance in ASC 815 and determined that the feature does not qualify as a derivative instrument because CRC approval is required, which precludes net cash settlement and results in the absence of a readily determinable fair value at inception. Additionally, the conversion feature meets the scope exception for contracts indexed to the Company’s own equity in accordance with ASC 815-40.

As at December 31, 2025, the outstanding balance of the promissory note was $250,000 (December 31, 2024 - $nil), and the accrued interest was $3,403 (December 31, 2024 - $nil).

The Company has determined that expected credit losses for notes receivable as at December 31, 2025 was $nil (December 31, 2024 - $nil).

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

10.	PROPERTY AND EQUIPMENT, NET

	December 31, 2025	December 31, 2024
	$	$
Computer and office equipment	16,283	16,283
Production equipment and other	4,874,034	3,307,584
Land	1,533,793	1,533,793
Construction in progress	489,340	-
Leasehold improvements	16,439,529	15,641,048
	23,352,979	20,498,708
Less: Accumulated depreciation and amortization	(9,297,427)	(6,454,475)
	14,055,552	14,044,233

For the year ended December 31, 2025, depreciation and amortization capitalized into inventory was $2,140,694 (year ended December 31, 2024 - $436,047) and expensed depreciation and amortization was $702,258 (year ended December 31, 2024 - $993,379).

Repairs and maintenance expense, included within general and administrative expenses, was $319,668 (December 31, 2024 - $333,500).

11.	RIGHT OF USE ASSET AND LEASE LIABILITY

The Company’s leases consist of land and buildings and equipment used in the cultivation, processing, and warehousing of its products. The leases were classified as either operating leases or finance leases in accordance with ASC 842, Leases.

The lease term includes available extension options where the Company anticipates execution of such option.

A summary of the Company’s weighted average discount rate and weighted average remaining lease term as of December 31, 2025 is as follows:

	December 31, 2025	December 31, 2024
Operating lease
Weighted average discount rate	12.01%	9.63%
Weighted average remaining lease term (years)	10.46	7.01
Finance lease
Weighted average discount rate	16.00%	-%
Weighted average remaining lease term (years)	1.57	-

On December 5, 2025, GR Unlimited entered into a sublease for the Minnesota property. The sublease will remain in effect until the facility receives operational approval. Rental income earned under the sublease is due one-year from the date that GR Unlimited receives operational approval.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

11.	RIGHT OF USE ASSET AND LEASE LIABILITY (CONTINUED)

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s operating leases and finance leases as of December 31, 2025 is as follows:

Year ended December 31,	Operating leases	Finance leases
	$	$
2026	2,468,059	180,000
2027	2,458,020	73,874
2028	2,540,283	-
2029	2,625,535	-
2030	2,227,864	-
Thereafter	15,265,790	-
Total lease payments	27,585,551	253,874
Less: Unamortized interest	(13,730,325)	(33,387)
Total lease liability	13,855,226	220,487

For the year ended December 31, 2025, the Company incurred operating lease costs in continuing operations of $1,953,327 (year ended December 31, 2024 - $1,819,206). Of this amount, $1,953,327 (year ended December 31, 2024 - $1,819,206) was allocated to inventory.

12.	INTANGIBLE ASSETS

	December 31, 2025	December 31, 2024
	$	$
Balance, beginning of year (indefinite life)	3,025,193	725,668
Additions - cultivation licenses (indefinite life)	-	2,299,525
Balance, end of year	3,025,193	3,025,193

Additions during the year ended December 31, 2024, resulted from the Company acquiring New Jersey cultivation license in the amount of $2,299,525 on the acquisition of ABCO (Note 4).

There was no impairment of the indefinite lived intangible assets during the year ended December 31, 2025 and 2024.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

13.	LONG-TERM DEBT

Transactions related to the Company’s long-term debt for the year ended December 31, 2025 and 2024 include the following:

	13.1	13.2	13.3	13.4	13.5	13.6	13.7	Total
	$	$	$	$	$	$	$	$
Balance, December 31, 2023	389,283	397,013	76,408	-	-	-	-	862,704
Advances	-	-	-	1,285,000	662,251	450,000	-	2,397,251
Interest expense	34,752	40,580	11,890	85,112	-	10,938	-	183,272
Payments	(383,333)	(395,055)	(88,298)	(223,991)	(50,760)	-	-	(1,141,437)
Balance, December 31, 2024	40,702	42,538	-	1,146,121	611,491	460,938	-	2,301,790
Amortization	-	-	-	-	630,345	-	12,000,000	12,630,345
Debt issuance costs	-	-	-	-	-	-	(739,313)	(739,313)
Accretion	-	-	-	-	-	-	181,694	181,694
Interest expense	3,048	3,405	-	66,170	68,365	68,438	479,108	688,534
Payments	(43,750)	(45,943)	-	(361,103)	(723,876)	-	(1,292,849)	(2,467,521)
Balance, December 31, 2025	-	-	-	851,188	586,325	529,376	10,628,640	12,595,529
Current portion	-	-	-	851,188	216,474	-	1,508,566	2,576,228
Non-current portion	-	-	-	-	369,851	529,376	9,120,074	10,019,301

13.1	Note payable owed by Golden Harvests

On May 1, 2021, the Company assumed a note payable owed by Golden Harvests with a carrying value of $227,056. The note is for a principal amount of $250,000, interest payable monthly at 10% per annum, and a maturity date of January 14, 2024. After the maturity date, additional interest payments are due quarterly, at amounts that cause total interest paid over the life of the debt to equal $250,000. The note is reported at amortized cost using an effective interest rate of approximately 33%. The note was fully repaid during the year ended December 31, 2025.

13.2	Note payable owed by GR Distribution

On January 27, 2021, debt was issued by GR Distribution with a principal amount of $250,000, interest payable monthly at 10% per annum, and a maturity date of January 27, 2024. After the maturity date, additional interest payments are due quarterly, at amounts that cause total interest paid over the life of the debt to equal $250,000. The note is reported at amortized cost using an effective interest rate of approximately 27%. The note was fully repaid during the year ended December 31, 2025.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

13.	LONG-TERM DEBT (CONTINUED)

13.3	Note payable owed by GR Distribution

On November 23, 2020, debt was issued by GR Distribution with a principal amount of $125,000, interest payable monthly at 10% per annum, and a maturity date of November 23, 2023. After the maturity date, additional interest payments are due quarterly, at amounts that cause total interest paid over the life of the debt to equal $125,000. The note is reported at amortized cost using an effective interest rate of approximately 27%. The note was fully repaid during the year ended December 31, 2024.

13.4	Note payable owed by GRU Properties

On January 12, 2024, debt with a principal amount of $1,285,000 was received, secured by deed of trust of $1,285,000. Interest is paid at the higher of 5% or the London Interbank Offered Rate (‘LIBOR”) for the first twelve months. For the thirteenth month to the twenty-fourth month, interest is paid at the higher of 6% or the LIBOR and for twenty-fifth month to the thirty-sixth month, interest is paid at the higher of 7% or the LIBOR. Interest is paid at the end of the month in arrears and is computed based on a 30-day month and has a maturity date of December 1, 2027. The note is reported at amortized cost using an effective rate of approximately 7.2%.

13.5	Promissory notes payable owed by ABCO

On March 15, 2024, ABCO entered into a loan agreement whereby ABCO may borrow up to $1,100,000 from the lender in the form of secured promissory notes (“Advances”). The Advances are in the form of a promissory note of not less than $150,000 with interest rate to be determined at the time of borrowing. At any time after ABCO has paid twelve months’ worth of interest on any Advance it may prepay such Advance in whole without penalty. To prepay before such time, Borrower must pay twelve months’ worth of interest in addition to the otherwise payable payoff amount. The lender has a first priority lien and security interest in favor of the assets of ABCO.

During the year ended December 31, 2024 the Company borrowed $662,251 as a first Advance. The interest rate on the borrowing was 17.32%. During the year ended December 31, 2025, the Company recorded interest expense of $3,240 related to the borrowing (year ended December 31, 2024 - $nil). The borrowing for the first Advance plus accrued interest was paid in full during the year ended December 31, 2025.

During the year ended December 31, 2025 the Company borrowed $630,345 through a series of Advances. The interest rate on the borrowings was 16%. During the year ended December 31, 2025, the Company has recorded interest expense of $65,124 related to the borrowings.

13.6	Convertible promissory note owed by ABCO

On October 17, 2024, debt was issued by ABCO with a principal amount of $450,000, accruing interest at 15% per annum, and a maturity date of October 17, 2027. The convertible promissory note is subject to an extension to October 17, 2028 if the CRC has not provided GR Unlimited its approval to exercise GR Unlimited’s option to acquire up to a total of 70% of the issued and outstanding equity of Nile of NJ LLC (Notes 9.2 and 9.4) and an additional extension to October 17, 2029 if GR Unlimited has not received CRC approval by October 17, 2028. Upon GR Unlimited receiving written notification of the CRC approval, the Nile of NJ LLC has the right and option to convert all or part of the outstanding principal and accrued and unpaid interest into equity of ABCO at a conversion rate equal to 1% of the equity of ABCO on a fully-diluted basis per $28,571 of principal and accrued interest unpaid at date of receipt of the conversion notice.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

13.	LONG-TERM DEBT (CONTINUED)

The Company evaluated the conversion feature under the guidance in ASC 815 and determined that the feature does not qualify as a derivative instrument because CRC approval is required, which precludes net cash settlement and results in the absence of a readily determinable fair value at inception. Additionally, the conversion feature meets the scope exception for contracts indexed to the Company’s own equity in accordance with ASC 815-40.

13.7	Western Alliance credit facility

On March 27, 2025, the Company entered and closed a $7,000,000 credit facility with Bridge Bank, a division of Western Alliance Bank (“WAB”), which is a national, FDIC-insured commercial bank. The Company incurred financing costs of $263,374 in connection with closing the loan. The Company intends to use the loan proceeds to support existing growth initiatives, provide additional working capital, and refinancing a small amount of existing debt. The credit facility has a term of four years and bears interest at a rate equal to the greater of a) the Secured Overnight Financing Rate (“SOFR”) plus 4.9% and b) 9.0% per annum. Based on the current SOFR rate of 4.3%, this implies a current interest rate of 9.2% per annum. The facility amortizes over a six-year period and there are no prepayment penalties. Interest will be paid on a monthly basis. On September 9, 2025, the Company amended the credit facility limit to a maximum of $12,000,000 and a further $5,000,000 was drawn. The Company incurred financing costs of $383,815 in connection with closing the loan. This credit facility has a term of three and a half years and bears interest at a rate equal to the greater of a) the SOFR plus the applicable margin and b) 9.0% per annum. The obligations owed under the credit facility are secured by way of a general security agreement executed by the Company and its subsidiaries, in which the Company and its subsidiaries each granted the lender a security interest in the collateral pledged under the agreement. The collateral pledged includes all assets of the Company; this includes accounts, inventory, equipment, investments, and property, including trademarks and mortgaged real property located in Oregon, unless otherwise agreed to by the parties to the agreement.

Pursuant to the credit agreement with WAB, the Company shall not permit the “Fixed Charge Coverage Ratio”1 to be less than 1.5 to 1.0 and shall not permit the “Leverage Ratio”1 to be more than 2.0 to 1.0, as of the last day of any fiscal quarter. As at December 31, 2025, the Company was in compliance with all covenants.

On March 27, 2025, there was the First Amendment to the credit agreement which changed the commencement date of repayment from April 1, 2025 to May 1, 2025. On April 30, 2025, the Second Amendment to the credit agreement was executed. The Second Amendment adds an additional debt covenant where for so long as any obligation remains unpaid or any advances are available to the borrower, the Company shall not, without the lender’s prior written, permit the “Current Ratio” to be less than 1.5 to 1.0 as of the last day of any fiscal quarter, commencing June 30, 2025. Additionally, pursuant to the Second Amendment, the Company is no longer required to maintain an aggregate balance of the Company’s deposit accounts with WAB as of the last day of any month to be at least (a) 70% of the balance of the loan at any time through December 31, 2027, or (b) 50% of the balance of the loan at any time thereafter. Instead, the Company shall not permit the aggregate balance of the Company’s deposit accounts with WAB to be less than $2,000,000 as of the last day of any month pursuant to the Second Amendment.

[1]	As defined in the agreement.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

13.	LONG-TERM DEBT (CONTINUED)

During the year ended December 31, 2025, the Company made principal and interest payments of $1,292,849. All financing costs are treated as a contra-liability, to be netted against the outstanding loan balance and amortized over the remaining life of the loan. As at December 31, 2025, $465,495 of deferred financing costs remain unamortized. The Company was compliant with the debt covenants under the agreements for this credit facility.

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s long-term debt as of December 31, 2025 is as follows:

Year ended December 31,	Amount ($)
2026	3,731,547
2027	3,482,392
2028	2,608,891
2029	5,876,974
2030	-
Thereafter	-
Total payments	15,699,804
Less: Unamortized interest and debt discounts	(3,104,275)
Total long-term debt	12,595,529

14.	CONSIDERATION PAYABLE ON ACQUISITIONS

The following table summarizes the movement in consideration payable on acquisitions:

Consideration payable on acquisitions	$
Balance, December 31, 2023	360,000
Buyout of Canopy minority interest	780,000
Acquisition of an additional 20% membership units in Golden Harvest	1,134,953
Canopy buyout payments	(271,438)
Golden Harvests 20% acquisition payments	(530,000)
Amortization expense	756,906
Balance, December 31, 2024	2,230,421
Canopy buyout payments	(173,157)
Golden Harvests 20% acquisition payments	(437,375)
Amortization expense	447,592
Balance, December 31, 2025	2,067,481
Current portion	455,844
Non-current portion	1,611,637

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

14.	CONSIDERATION PAYABLE ON ACQUISITIONS (CONTINUED)

14.1	Canopy buyout

On April 24, 2024, the Company acquired the 13% non-controlling interest in Canopy, after which the Company owned a 100% interest in Canopy, for aggregate consideration of $780,000 comprised of upfront cash payments of $156,000 and deferred cash payments of $624,000. The deferred cash payments are to be paid in 48 equal installments with a 5.21% interest rate applied. Consideration remaining to be paid at the date of these consolidated financial statements included cash payments of $404,032 with a carrying value of $380,049. During the second quarter of 2025, Canopy was dissolved due to regulatory milestones being achieved related to the cannabis license used in Golden Harvests’ operations.

14.2	Golden Harvests

On May 1, 2021, the Company acquired a controlling 60% interest in Golden Harvests for aggregate consideration of $1,007,719 comprised of 1,025,000 SV Shares of the Company with a fair value of $158,181 and cash payments of $849,536. On December 1, 2021, the Company and the seller of the 60% controlling interest in Golden Harvests agreed to extend the due date of the cash portion of consideration payable on acquisitions until December 31, 2024, in exchange for monthly payments at a rate of 18% per annum. During the year ended October 31, 2023, 200,000 SV Shares of the Company, issuable since May 1, 2021, with an aggregate fair value of $35,806, were issued to the seller. Consideration remaining to be paid as of December 31, 2025, included cash consideration of $300,000. With a carrying value of $300,000.

On April 24, 2024, the Company acquired an additional 20% interest in Golden Harvests for aggregate consideration of $2,342,207 comprised of deferred cash payments of $2,000,0000 (the Initial Purchase Price or “IPP”) plus true-up amounts (the Additional Purchase Price or “APP”). The IPP is to be paid for in thirteen quarterly installments beginning on January 1, 2025. The Company may pay all or part of the cash portion of the consideration payable on business acquisitions after January 1, 2025. The IPP was recorded at its fair value at the date of inception of $1,134,952. IPP remaining to be paid at the date of these consolidated financial statements included cash payments of $1,900,000 with a carrying value of $1,387,432.

The APP is calculated on a distribution equivalent basis whereby the seller receives a true-up payment pro-rata based on the proportion of remaining IPP balance at the time of the distribution payment made to the Company. If distribution equivalent amounts in any quarter are in excess of the minimum interest amounts, then no minimum interest amount is due. The distribution equivalent is reduced pro-rata in accordance with amounts paid down against sellers IPP.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

15.	CONVERTIBLE DEBENTURES

Transactions relating to the Company’s convertible debentures for the years ended December 31, 2025 and 2024, include the following:

Movement in convertible debt	16.1	16.2	16.3	Total
	$	$	$	$
Balance - December 31, 2023	179,130	401,820	2,179	583,129
Debt settlement through conversion	(216,978)	(99,710)	(3,967)	(320,655)
Interest expense	16,792	397,615	38,219	452,626
Amortization expense	36,671	363,343	2,061	402,075
Debt and interest payments	(15,615)	(399,332)	(38,492)	(453,439)
Balance - December 31, 2024	-	663,736	-	663,736
Debt settlement through conversion	-	(778,373)	-	(778,373)
Interest expense	-	79,755	-	79,755
Amortization expense	-	114,637	-	114,637
Debt and interest payments	-	(79,755)	-	(79,755)
Balance - December 31, 2025	-	-	-	-

15.1	9% Convertible debentures with original principal amount of $2,000,000

On December 5, 2022, the Company closed a non-brokered private placement of the convertible debentures with aggregate principal amount of $2,000,000. (“December Convertible Debentures”). The December Convertible Debentures accrue interest at 9% per year, paid quarterly, and mature 36 months from the date of issue. The December Convertible Debentures are convertible into SV Shares of the Company at a conversion price of $0.15 (CAD$0.20) per SV Share. Additionally, on closing, the Company issued to the purchasers of the December Convertible Debentures an aggregate of 6,716,499 warrants, that represents 50% coverage of each purchaser’s Convertible Debenture investment (“December Warrants”). The December Warrants are exercisable for a period of three years from issuance into SV Shares at an exercise price of $0.15 (CAD$0.25) per SV Share. The Company has the right to accelerate the warrants if the closing share price of the SV Shares on the Canadian Securities Exchange is $0.30 (CAD$0.40) or higher for a period of 10 consecutive trading days.

During the year ended December 31, 2024, the Company issued the notice of acceleration dated March 1, 2024, required by the warrant certificates governing the December Warrants, which accelerated the expiry date to 90 days from the date of notice.

During the year ended December 31, 2024, holders of $350,000 aggregate principal value of the December Convertible Debentures exercised their conversion options resulting in the Company issuing 5,388,062 SV Shares and the transfer of the carrying amount of the December Convertible Debentures at the time of conversion of $1,343,255 to SV Shares.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

15.	CONVERTIBLE DEBENTURES (CONTINUED)

15.2	9% Convertible debentures with original principal amount of $5,000,000

On July 13, 2023, the Company closed of a non-brokered private placement of unsecured convertible debentures with an aggregate principal amount of $5,000,000 (“July Convertible Debentures”). The July Convertible Debentures accrue interest at 9% per year, paid quarterly, and mature 48 months from the date of issue. The July Convertible Debentures are convertible into SV Shares of the Company at a conversion price of $0.17 (CAD$0.24) per SV Share, at any time on or prior to the maturity date. Additionally, on closing, the Company issued to the subscribers of the July Convertible Debentures an aggregate of 13,737,500 warrants, that represents one-half of one warrant for each $0.17 (CAD$0.24) of Principal amount subscribed (“July Warrants”). The July Warrants are exercisable for a period of three years from issuance into SV Shares at an exercise price of CAD$0.28 per SV Share. The Company has the right to accelerate the warrants if the closing share price of the SV Shares on the Canadian Securities Exchange is $0.30 (CAD$0.40) or higher for a period of 10 consecutive trading days.

During the year ended December 31, 2024, the Company issued the notice of acceleration dated March 1, 2024, required by the warrant certificates governing the July Warrants, which accelerated the expiry date to 90 days from the date of notice.

During the year ended December 31, 2024, holders of $950,000 aggregate principal value of the July Convertible Debentures exercised their conversion options resulting in the Company issuing 2,413,525 SV Shares and the transfer of the carrying amount of the July Convertible Debentures at the time of conversion of $3,208,273 to paid in capital. During the year ended December 31, 2025, holders of $4,050,000 aggregate principal value of the July Convertible Debentures exercised their conversion options resulting in the Company issuing 24,065,125 SV Shares and the transfer of the carrying amount of the July Convertible Debentures at the time of conversion of $7,422,809 to SV Shares.

15.3	9% Convertible debentures with original principal amount of $1,000,000

On August 17, 2023, the Company closed the second and final tranche of a non-brokered private placement of unsecured convertible debentures for gross proceeds of $1,000,000 (“August Convertible Debentures”), for a total aggregate principal amount under both tranches of $6,000,000 with the July Convertible Debentures. Additionally, on closing, the Company issued to subscribers under the second tranche an aggregate of 2,816,250 warrants (“August Warrants”). The terms of the August Convertible Debentures and August Warrants issued as part of this second tranche are the same as those issued in the July Convertible Debentures and July Warrants.

During the year ended December 31, 2024, the Company issued the notice of acceleration dated March 1, 2024, required by the warrant certificates governing the August Warrants, which accelerated the expiry date to 90 days from the date of notice.

During the year ended December 31, 2024, holders of $1,000,000 aggregate principal value of the August Convertible Debentures exercised their conversion options resulting in the Company issuing 5,682,083 SV Shares and the transfer of the carrying amount of the August Convertible Debentures at the time of conversion of $3,550,940 to SV Shares.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

16.	DERIVATIVE LIABILITY

16.1	Convertible Debenture conversion feature

The Company has determined that the conversion feature embedded in the December Convertible Debentures, July Convertible Debentures, and August Convertible Debentures (collectively the “Debentures”) constitute a derivative liability and they have been bifurcated from the Debentures on closing and recorded as a conversion feature of $4,793,472, with a corresponding discount recorded to the associated debt, on the accompanying balance sheets to be amortized over the term of the Debentures.

The following is a summary of movements in the conversion feature during the years ended December 31, 2025 and 2024:

Conversion feature	$
Balance, December 31, 2023	7,482,382
Conversion	(7,781,813)
Realized loss on conversion	5,049,209
Unrealized loss on conversion	7,754,402
Balance, December 31, 2024	12,504,180
Conversion	(6,644,436)
Realized loss on conversion	(5,859,744)
Balance, December 31, 2025	-

Significant assumptions used in calculating the fair value of the conversion feature of the Debentures at the date of issuance and December 31, 2024, are as follows:

Date	Expected dividends	Expected volatility	Risk-free rate of interest	Expected term (years)	Closing price per common share
December 5, 2022	0%	112.3%	4.53%	4.00	$0.11 (CAD$0.14)
July 13, 2023	0%	100.6%	4.53%	4.00	$0.17 (CAD$0.23)
August 17, 2023	0%	100.6%	4.81%	4.00	$0.19 (CAD$0.25)
December 31, 2024	0%	80.5%	2.92%	2.53	$0.65 (CAD$0.93)

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

16.	DERIVATIVE LIABILITY (CONTINUED)

16.2	Western Alliance Credit Interest Rate Swap

On May 14, 2025, the Company executed an interest rate swap transaction with WAB for Tranche 1. The Company will bear interest of 8.07% per annum whereas WAB bears 4.32520% plus 400 bps interest per annum. The interest rate swap gives rise to a derivative liability, which was initially recorded at $92,124.

On September 15, 2025, the Company executed an interest rate swap transaction with WAB for Tranche 2. The Company will bear interest of 7.53% per annum whereas WAB bears 4.1739% plus 400 bps interest per annum. The interest rate swap gives rise to a derivative liability, which was initially recorded at $24,644.

The derivative liability was remeasured at December 31, 2025, and was estimated to be $137,041 for both tranches.

The following is a summary of movements in the interest rate swap during the years ended December 31, 2025 and 2024:

Interest rate swap	$
Balance, December 31, 2023 and 2024	-
Initial recognition	116,768
Unrealized loss	20,273
Balance, December 31, 2025	137,041

17.	WARRANT LIABILITY

The Company has determined that the warrants associated with the Debentures constitute a derivative liability and they have been bifurcated from the Debentures and recorded as a warrant liability of $2,074,892, with a corresponding discount recorded to the associated debt, on the accompanying balance sheet to be amortized over the term of the Debentures.

The following is a summary of movements in the warrant liability during the years ended December 31, 2025 and 2024:

Warrant Liability	$
Balance, December 31, 2023	4,270,342
Exercise	(6,012,052)
Realized loss on warrant liability	1,741,710
Balance, December 31, 2024 and 2025	-

Significant assumptions used in calculating the fair value of the warrant liability of the Debentures at the date of issuance are as follows:

Date	Expected dividends	Expected volatility	Risk-free rate of interest	Expected term (years)	Closing price Per common share
December 5, 2022	0%	112.3%	3.72%	3.00	$0.11 (CAD$0.14)
July 13, 2023	0%	100.6%	4.53%	3.00	$0.17 (CAD$0.23)
August 17, 2023	0%	100.6%	4.81%	3.00	$0.19 (CAD$0.25)

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

18.	SHARE CAPITAL

18.1	Capital stock

The Company is authorized to issue an unlimited number of common shares at no par value and an unlimited number of preferred shares issuable in series.

18.2	Share reorganization

On June 24, 2024, the Company completed the Share Reorganization as approved by the Company’s shareholders at its annual and special meeting. Pursuant to the Share Reorganization, the Company amended its articles to redesignate its existing class of common shares without par value in the capital of the Company as SV Shares and created a new class of unlisted multiple voting shares (“MV Shares”). The SV Shares can be converted into MV Shares at a conversion ratio of 1,000:1, and the MV Shares carry 1,000 votes per share.

18.3	Dividends

The directors may declare dividends on one or more class of shares to the exclusion of the others or declare dividends at different rates on different classes of shares, at their discretion. No dividends shall be declared on SV Shares or the MV Shares if to do so would reduce the value of the net assets of the Company to less than the paid-up capital of the common stock.

No dividends have been declared by the Company for the year ended December 31, 2025 and 2024.

19.	WARRANTS

The following table summarizes the warrant activities for the years ended December 31, 2025 and 2024:

	Number of warrants	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value ($)
Balance - December 31, 2023	31,770,249	$0.19 (CAD$0.26)	3.01	2,907,924
Exercise to SV shares for December warrants	(6,716,499)	$0.18 (CAD$0.25)	-	2,245,712
Exercise to SV shares for July warrants	(13,737,500)	$0.20 (CAD$0.28)	-	3,418,504
Exercise to SV shares for August warrants	(2,816,250)	$0.20 (CAD$0.28)	-	938,472
Forfeit and return of cancelled warrants (Note 7)	(4,500,000)	$0.16 (CAD$0.23)	-	-
Balance, December 31, 2024	4,000,000	$0.16 (CAD$0.225)	3.76	1,959,830
Balance, December 31, 2025	4,000,000	$0.16 (CAD$0.225)	2.76	1,386,254

As at December 31, 2025 and 2024, the following warrants were issued and outstanding:

Expiry date	Number of warrants outstanding	Exercise price
October 5, 2028	4,000,000	$0.16 (CAD$0.225)
	4,000,000	$0.16 (CAD$0.225)

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

20.	STOCK OPTIONS AND RESTRICTED STOCK UNITS

The Company’s board of directors adopted the 2020 Equity Incentive Plan (the “Plan”) on July 21, 2020. The Company may issue awards under the Plan equal to 20% of the total SV Shares outstanding. The Company may issue stock options, stock appreciation rights, restricted stock and restricted stock units (“RSU’s”).

20.1	Stock options

The following table summarizes the stock option movements for the year ended December 31, 2025 and 2024:

	Number of stock options	Weighted average exercise price	Aggregate intrinsic value ($)
Balance, December 31, 2023	11,800,000	$0.13 (CAD$0.18)	1,791,547
Granted to employees(1)(2)	5,445,000	$0.62 (CAD$0.85)	-
Granted to service providers(1)	1,910,000	$0.62 (CAD$0.85)	-
Exercised	(3,686,308)	$0.11 (CAD$0.15)	1,638,097
Forfeited	(103,692)	$0.11 (CAD$0.15)	-
Balance, December 31, 2024	15,365,000	$0.37 (CAD$0.51)	4,527,243
Granted to employees(3)(4)(5)	2,330,000	$0.61 (CAD$0.83)	-
Exercised	(2,764,167)	$0.15 (CAD$0.21)	703,068
Forfeited	(1,040,833)	$0.43 (CAD$0.60)	-
Balance, December 31, 2025	13,890,000	$0.45 (CAD$0.61)	1,835,510

(1)	On August 31, 2024, the Company issued 4,945,000 stock options to employees and 1,910,000 stock options to service providers. The stock options have an exercise price of $0.62 (CAD$0.84). The options expire as follows: 3,470,000 stock options expire on August 31, 2027, 75,000 stock options expire on August 31, 2028, and 1,400,000 stock options expire on August 31, 2029. The options vest as follows: 6,805,000 options vest in 3 equal tranches on December 31, 2024, 2025 and 2026 and 50,000 stock options vest on August 31, 2025.
(2)	On December 31, 2024, the Company issued 500,000 stock options to the Company’s Chief Financial Officer. The stock options have an exercise price of $0.69 (CAD$0.93) and expire on December 31, 2028. The options vest in 3 equal tranches on December 31, 2025, December 31, 2026 and December 31, 2027.
(3)	On February 3, 2025, the Company issued 2,000,000 stock options to an employee. The stock options have an exercise price of $0.63 (CAD$0.87) and expire on February 3, 2029. The options vest in 25 equal monthly tranches commencing on March 3, 2025.
(4)	On March 18, 2025, the Company issued 30,000 stock options to an employee. The stock options have an exercise price of $0.52 (CAD$0.74) and expire on March 18, 2028. The options vest as follows: 10,000 vest on March 18, 2026 and 20,000 vest on March 18, 2027.
(5)	On September 3, 2025, the Company issued 300,000 stock options to an employee. The stock options have an exercise price of $0.43 (CAD$0.61) and expire on September 3, 2029. The options vest in 4 equal tranches on March 4, 2026, September 3, 2026, March 4, 2027 and September 3, 2027.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

20.	STOCK OPTIONS AND RESTRICTED STOCK UNITS (CONTINUED)

The following is a summary of the outstanding stock options as at December 31, 2025:

Expiry Date	Outstanding (#)	Aggregate intrinsic value ($)	Exercisable (#)	Aggregate intrinsic value ($)	Exercise price ($)	Remaining contractual life (years)
April 19, 2026	300,000	120,385	300,000	120,385	$0.11 (CAD$0.15)	0.30
January 10, 2027	3,725,000	1,494,783	3,725,000	1,494,783	$0.11 (CAD$0.15)	1.03
September 14, 2027	300,000	87,553	233,333	68,097	$0.22 (CAD$0.30)	1.70
November 16, 2027	500,000	113,089	500,000	113,089	$0.28 (CAD$0.39)	1.88
August 31, 2027	4,760,000	-	3,189,988	-	$0.61 (CAD$0.84)	1.67
March 18, 2028	30,000	-	-	-	$0.54 (CAD$0.74)	2.21
December 31, 2028	500,000	-	166,666	-	$0.68 (CAD$0.93)	3.00
August 31, 2028	75,000	-	49,999	-	$0.61 (CAD$0.84)	2.67
February 3, 2029	2,000,000	-	458,333	-	$0.63 (CAD$0.87)	3.10
August 31, 2029	1,400,000	-	933,333	-	$0.61 (CAD$0.84)	3.67
September 3, 2029	300,000	19,699	-	-	$0.45 (CAD$0.61)	3.68
	13,890,000	1,835,509	9,556,652	1,796,354		1.98

During the year ended December 31, 2025, the Company recognized share-based payment expense of $1,270,714 within share-based compensation expense on the consolidated statement of net income (loss) and comprehensive income (loss) (year ended December 31, 2024 - $984,772) related to vested stock options. The Company has unrecognized stock-based compensation expense of $728,387 associated with outstanding stock options.

The Company has computed the fair value of share purchase options granted using the Black-Scholes option pricing model. The expected term used for options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee share purchase option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The Company applied the following inputs in the Black-Scholes option pricing model for the year ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Share price	$0.60 (CAD$0.94)	$0.62 (CA$0.88)
Expected life options (years)	2.53	2.19
Expected volatility	94.77%	70.64%
Expected dividend yield	0%	0%
Risk-free interest rate	2.62%	2.78%
Black-Scholes value of each option	$0.34	$0.26

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

20.	STOCK OPTIONS AND RESTRICTED STOCK UNITS (CONTINUED)

20.2	Restricted stock units

The following table summarizes the RSU’s movements for the year ended December 31, 2025 and 2024:

	Number of RSUs (#)	Weighted average issue price ($)	Aggregate intrinsic value ($)
Balance, December 31, 2023	-	-	-
Granted to employees(1)(2)	725,700	$0.63 (CAD$0.86)	454,913
Balance, December 31, 2024	725,700	$0.63 (CAD$0.86)	469,040
Granted to employees(3)	1,234,375	$0.66 (CAD$0.91)	729,045
Exercised(1)	(463,575)	$0.65 (CAD$0.90)	257,250
Balance, December 31, 2025	1,496,500	$0.65 (CAD$0.89)	764,300

(1)	On August 31, 2024, the Company issued 454,200 RSU’s to employees of which 80,200 RUS’s expire on January 1, 2025 (80,200 RSU’s were exercised during the year ended December 31, 2025 resulting in the issuance of 80,200 SV Shares) and 374,000 RSU’s expire on January 1, 2026 (modified on December 31, 2025 to expire on January 1, 2027 as noted below).
(2)	On December 31, 2024, the Company issued 271,500 RSU’s to employees of which 60,000 RUS’s expire on December 31, 2025 (modified on December 31, 2025 to expire on December 31, 2026 as noted below) and 211,500 RSU’s expire on January 1, 2026 (211,500 RSU’s were exercised during the year ended December 31, 2025 resulting in the issuance of 211,500 SV Shares).
(3)	On January 1, 2025, the Company issued 78,125 RSU’s to an employee which expire on June 30, 2025 (exercised during the year ended December 31, 2025 resulting in the issuance of 78,125 SV Shares).
(4)	On February 1, 2025, the Company issued 1,156,250 RSU’s to employees which expire on January 1, 2026 (968,750 RSU’s were modified on December 31, 2025 to expire on January 1, 2027 as noted below) (93,750 RUS’s were exercised during the year ended December 31, 2025 resulting in the issuance of 93,750 SV Shares).

On December 31, 2025, the Company modified 1,342,750 outstanding RSU’s held by employees and service providers to extend the maturity date to January 1, 2027 and modified 60,000 outstanding RSU’s held by an employee to extend the maturity date to December 31, 2026. This modification did not result in an incremental charge as the Company’s share price on the date of initial grant was more than the Company’s share price on the date of modification. When the share price has fallen: (1) the pre-modification fair value is already lower, and (2) the post-modification fair value is usually equal to or less than that amount. Therefore, there is usually no incremental fair value as a result of the modification and no incremental compensation cost is recognized. Remaining unrecognized costs continue to be recognized.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

20.	STOCK OPTIONS AND RESTRICTED STOCK UNITS (CONTINUED)

The following is a summary of the outstanding RSU’s as at December 31, 2025:

Expiry Date	Exercise price	Outstanding at December 31, 2025	Weighted average remaining contractual life (years)
December 31, 2026	$0.66 (CAD$0.91)	60,000	1.00
January 1, 2026	$0.66 (CAD$0.91)	93,750	0.00
January 1, 2027	$0.61 (CAD$0.83)	374,000	1.00
January 1, 2027	$0.66 (CAD$0.91)	968,750	1.00
	$0.65 (CAD$0.89)	1,496,500	0.94

During the year ended December 31, 2025, the Company recognized share-based payment expense of $1,123,280 within share-based compensation expense on the consolidated statement of net income (loss) and comprehensive income (loss) (year ended December 31, 2024 - $624,051) related to RSU’s. The Company has computed the fair value of RSU’s granted based on the Company’s share price at the grant date.

Total share-based compensation expense for the year ended December 31, 2025 of $2,393,994 is comprised of $1,270,714 related to stock options and $1,123,280 related to RSU’s (year ended December 31, 2024 – total expense of $1,608,823 comprised of $984,772 related to stock options and $624,051 related to RSU’s).

21.	EARNINGS PER SHARE

The calculation of earnings per share for the year ended December 31, 2025 and 2024 are as follows:

	Year ended December 31,
	2025	2024
	$	$
Net income (loss)	3,229,957	(15,979,351)
Weighted average number of SV Shares outstanding	243,446,152	209,441,723
Dilutive effect of stock options outstanding	3,383,959	-
Dilutive effect of RSUs outstanding	1,496,500	-
Dilutive effect of warrants outstanding	2,537,964	-
Diluted weighted average number of SV Shares outstanding	250,864,575	209,441,723

Basic net income (loss) per share	0.01	(0.08)
Diluted net income (loss) per share	0.01	(0.08)

For the year ended December 31, 2024, the number of stock options, RSUs, and warrants excluded from the computation because the effects of these items would be anti-dilutive was 15,365,000, 725,700, and 4,000,000, respectively.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

22.	INCOME TAXES

The Company is a Canadian resident company, as defined in the Income Tax Act (Canada) (the “ITA”), for Canadian income tax purposes. However, the Company and its subsidiaries are treated as United States corporations for US federal income tax purposes per the Internal Revenue Code (US) (“IRC”) and are thereby subject to federal income tax on their worldwide income. As a result, the Company is subject to taxation both in Canada and the United States.

The domestic and foreign components of loss before income taxes for the years ended December 31, 2025 and 2024 were as follows:

	Year ended December 31,	Year ended December 31,
	2025	2024
	$	$
Domestic - Canada	5,346,719	(12,838,299)
Foreign - outside of Canada	(513,323)	723,495
Income (loss) before provision for income taxes	4,833,396	(12,114,804)

The components of the income tax expense for the year ended December 31, 2025 and 2024 consisted of the following:

	Year ended December 31,	Year ended December 31,
	2025	2024
	$	$
Current income tax expense:
Federal	2,673,235	4,749,433
State	51,822	494,207
Total current tax expense	2,725,057	5,243,640

Deferred income tax benefit:
Federal	(868,695)	(1,124,831)
State	(252,923)	(254,262)
Total deferred income tax benefit	(1,121,618)	(1,379,093)
Net income tax expense	1,603,439	3,864,547

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

22.	INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate to the statutory United States federal income tax rate for the year ended December 31, 2025 and 2024 were as follows:

	Year ended December 31,	Year ended December 31,
	2025	2024
	$	$
Income (loss) before income taxes and noncontrolling interest	4,833,396	(12,114,804)
Statutory tax rates	21.00%	21.00%
Expected income tax expense (benefit)	1,015,013	(2,544,109)
State income taxes, net of federal income tax benefit	13,035	(354,760)
Share based compensation	240,115	332,154
Non-deductible expenses	(821,825)	2,879,095
Increase in uncertain tax position	737,921	2,590,439
Net change in deferred tax assets and liabilities	465,352	961,728
Other items	(46,172)	-
Total income tax expense:	1,603,439	3,864,547

The following tax assets (liabilities) arising from temporary differences and non-capital losses have been recognized in the consolidated financial statements for the year ended December 31, 2025 and 2024. Net operating loss carryforwards are presented net of the uncertain tax position liability.

	December 31, 2025	December 31, 2024
	$	$
Deferred tax assets:
Property, plant and equipment	514,290	271,624
Allowance for doubtful accounts	208,731	115,956
Right of use Leases	34,919	-
Derivative liability	172,299	-
Net operating loss carryforward (state)	592,521	362,706
Deferred tax liabilities:
Right of use leases	-	(58,181)
Net deferred tax assets	1,522,760	692,105

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

22.	INCOME TAXES (CONTINUED)

The Company must make judgements as to the realization of deferred tax assets that are dependent upon a variety of factors, including the generation of future taxable income, the reversal of deferred tax liabilities, and tax planning strategies. To the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. No valuation allowance has been established for the years ended December 31, 2025 and 2024 as the Company believes it meets the “more likely than not” criteria.

As the Company operates in the legal cannabis industry, certain subsidiaries of the Company are subject to the limits of Internal Revenue Code (“IRC”) Section 280E for U.S. federal income tax purposes. Under IRC Section 280E, these subsidiaries are generally only allowed to deduct expenses directly related to cost of goods sold. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss recognized for financial reporting purposes.

The Company is treated as a U.S. corporation for U.S. federal income tax purposes under IRC Section 7874 and is subject to U.S. federal income tax on its worldwide income. However, for Canadian tax purposes, the Company, regardless of any application of IRC Section 7874, is treated as a Canadian resident company for Canadian income tax purposes as defined in the Income Tax Act (Canada). As a result, the Company is subject to taxation both in Canada and the United States. Notwithstanding the foregoing, it is management’s expectation that the Company’s activities will be conducted in such a manner that income from operations will not be subjected to double taxation. The Company is also subject to state income taxation in various state jurisdictions in the United States including New Jersey, Michigan and Oregon.

The following table summarizes the uncertain tax position recognized net of certain deferred tax assets in the consolidated financial statements for the year ended December 31, 2025:

Uncertain tax position inclusive of penalties and interest:
$
Balance - December 31, 2023	2,128,057
Additions based on tax positions related to the current year	3,562,881
Additions for the tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Interest and penalties recorded in income tax expense	249,491
Balance - December 31, 2024	5,940,429
Additions based on tax positions related to the current year	3,078,881
Additions for the tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Interest and penalties recorded in income tax expense	435,030
Balance - December 31, 2025	9,454,340

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

22.	INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax liabilities result primarily from amounts not deductible for accounting purposes until future periods. Deferred income tax assets result primarily from operating tax loss carry forwards and temporary differences related to property, plant and equipment and inventory, and have been offset against deferred income tax liabilities. As of December 31, 2025, the Company has estimated Canadian non-capital losses of CAD$9,000,490. These Canadian non-capital losses are available to be carried forward, to be applied against Grown Rogue International Inc.’s taxable income earned in Canada over the next 19 years and expire between 2031 and 2043. The deferred tax benefit of these Canadian tax losses has not been set up as an asset as it is not probable that sufficient taxable profits will be available for Canadian tax purposes to realize the carryforward of unused tax losses. Additionally, the deferred tax benefit of capitalized transaction costs and startup costs have not been setup as a deferred tax benefit asset since it is not probable that sufficient taxable profits will be available for U.S. tax purposes to realize these deductible temporary differences.

The Company operates in various United States state tax jurisdictions and is subject to examination of its income tax returns by tax authorities in those jurisdictions who may challenge any item on these returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. The Company recognizes the benefits of uncertain tax positions in our financial statements only after determining that it is more likely than not that the uncertain tax positions will be sustained upon examination. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The measurement of the uncertain tax position is based on the largest benefit amount to be realized upon settlement of the matter. If payment ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to income tax expense may result.

As at December 31, 2025, the Company recorded an uncertain tax liability of $9,454,340 for uncertain tax positions primarily related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. These uncertain tax positions, inclusive of penalties and interest, are included in Other non-current liabilities on the consolidated statements of financial position net of net operating loss carryforwards.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months. The Company files income tax returns in the United States, including various state jurisdictions, and in Canada, which remain open to examination by the respective jurisdictions for the 2018 tax year to the present.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

23.	SUPPLEMENTAL CASH FLOW INFORMATION

The changes to the Company’s non-cash working capital for the year ended December 31, 2025 and 2024 are as follows:

	Year ended December 31,
	2025	2024
	$	$
Accounts receivable	(1,351,145)	85,865
Inventory	1,000,948	(3,007,952)
Prepaid expenses	35,450	(364,496)
Accounts payable and accrued liabilities	(1,428,388)	1,548,570
Income tax payable	(1,620,708)	1,043,338
Uncertain tax position liability	3,376,740	2,545,477
Total	12,897	1,850,802

Interest and income taxes paid in cash for the year ended December 31, 2025 and 2024 were as follows:

	Year ended December 31,
	2025	2024
	$	$
Income taxes paid in cash	645,055	388,649
Interest paid in cash	768,289	636,711

Non-cash investing and financing transactions for the year ended December 31, 2025 and 2024 are as follows:

	Year ended December 31,
	2025	2024
	$	$
Note Payable to acquire property and equipment	-	1,285,000
Note payable to acquire equipment	-	139,409
Fair value of SV Shares issued to settle convertible debentures	7,422,809	8,102,468
Property, plant and equipment acquired through finance leases	337,337	-
Right-of-use assets acquired through operating leases	6,938,573	6,161,392

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

24.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2025 and 2024, the Company incurred the following related party transactions.

Transactions with Key Management Personnel

Key management personnel consist of the President and Chief Executive Officer (“CEO”); the Chief Financial Officer (“CFO”), and General Manager (“GM”) of the Company. The compensation to key management is presented in the following table:

	Year ended December 31,
	2025	2024
	$	$
Salaries and consulting fees	1,289,551	1,297,145
Acquisition-related fees paid to GM (Michigan)
Royalty fees paid to GM	-	263,000
Consulting fees paid to GM	120,000	-
Distribution payments	115,000	530,000
Transactions with majority owner of ABCO
Consulting fees	21,667	-
Other fees	50,000	50,000
Fees paid to entity controlled by spouse of majority owner	553,997	3,695,399
Share-based compensation expense	591,978	409,708
Total	2,742,193	6,245,252

Included in accounts payable and accrued liabilities as at December 31, 2025 are $159,413 (December 31, 2024 - $1,204,421) due to key management related to the above noted transactions.

During the year ended December 31, 2025, 2,000,000 options were granted to the GM and the GM exercised 1,000,000 stock options into SV Shares. During the year ended December 31, 2025, an independent Director forfeited 250,000 stock options originally granted in January 2023, and 170,000 stock options originally granted in August 2024.

During the year ended December 31, 2024, 1,400,000 options were granted to the CEO, 170,000 options were granted to the CFO, 300,000 options were granted to the GM, 510,000 options were granted to independent Directors, and 300,000 stock options were granted to the wife of the CEO. During the year ended December 31, 2024, the CFO exercised 1,000,000 stock options into SV Shares, independent Directors exercised 250,000 stock options into SV Shares, and the spouse of the CEO exercised 500,000 stock options into SV Shares.

During the year ended December 31, 2025, 781,250 RSU’s were granted to the CEO, 78,125 RSU’s were granted to the CFO, and 375,000 RSU’s were granted to the four independent Directors in equal amounts of 93,750 each. A total of 138,125 SV Shares were issued to the CFO and 93,750 SV Shares were issued to an independent Directors in 2025 on vesting of the RSU’s.

During the year ended December 31, 2024, 333,900 RSU’s were granted to the CEO and 120,300 RSU’s were granted to independent Directors.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

24.	RELATED PARTY TRANSACTIONS (CONTINUED)

Debt balances and movements with related parties

The following table sets out portions of debt pertaining to related parties which are included in consideration payable on business acquisitions (Note 14):

	CEO	Director	GM	ABCO Holdings, Inc.	Total
	$	$	$	$	$
Balance - December 31, 2023	-	-	360,000	-	360,000
Borrowed	264,000	120,000	1,134,952	450,000	1,968,952
Interest	7,981	3,628	802,841	10,938	825,388
Payments	(48,839)	(22,200)	(594,800)	-	(665,839)
Balance - December 31, 2024	223,142	101,428	1,702,993	460,938	2,488,501
Borrowed	-	-	-	-	-
Interest	10,906	4,957	416,414	68,438	500,715
Payments	(73,259)	(33,299)	(431,975)	-	(538,533)
Balance - December 31, 2025	160,789	73,086	1,687,432	529,376	2,450,683

As part of the agreements transacted during the year ended October 31, 2020, to acquire interest in GR Michigan and Canopy, the Company incurred consideration payable on business acquisitions of $360,000 which has a maturity date of April 1, 2028 (also see Note 14.2). During the year ending December 31, 2025, interest payments of $62,100 and principal payments of $60,000 were made against this balance. During the year ended December 31, 2024, no principal payments were made on this balance; interest payments of $64,800 were incurred.

Pursuant to the Canopy purchase agreement executed on April 24, 2024, the Company, through GR Unlimited, acquired the remaining 13% of the membership units in Canopy. As part of this transaction, the Company purchased a 5.5% membership interest in Canopy from the CEO, comprised of an upfront cash payment of $66,000 and deferred cash payments of $264,000. Additionally, the Company purchased a 2.5% membership interest in Canopy from a Director, comprised of an upfront cash payment of $30,000 and deferred cash payments of $120,000. The deferred cash payments are to be paid in 48 equal installments at a 5.21% interest rate with a maturity date of April 24, 2028.

During the year ended December 31, 2025, Canopy Management LLC was dissolved, and all existing agreements and obligations were assigned and transferred to Grown Rogue Unlimited, LLC.

For the year ended December 31, 2025, principal payments of $62,356 and interest payments of $10,906 were made on the consideration payable on business acquisitions due to the CEO (year ended December 31, 2024 - principal of $40,858 and interest of $7,981). For the year ended December 31, 2025, principal payments of $28,342 and interest payments of $4,957 were made on the consideration payable on business acquisitions due to the Director (year ended December 31, 2024 - principal of $18,572 and interest of $3,628) (Note 14.1).

During April 2024, the Company, through Canopy, acquired an additional 20% of the membership units in Golden Harvest from the GM for aggregate present value consideration of $2,342,207, comprised of deferred cash payments of $2,000,000 plus true-up amounts. Pursuant to the purchase agreement executed on April 24, 2024, the deferred cash payments are to be paid in thirteen quarterly installments beginning on January 1, 2025 with a maturity date of July 27, 2027. Payments of $209,875 were made on the consideration payable on business acquisitions during the year ended December 31, 2025. During the year ended December 31, 2024, true-up payments of $530,000 were made on this consideration (Note 14.2).

ABCO Holdings, Inc. (“ABCO Holdings”) is a related party because of its majority ownership interest in ABCO. Refer to Note 13.6 for details of the long-term debt balance.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

24.	RELATED PARTY TRANSACTIONS (CONTINUED)

Additional transactions with CEO

Through its wholly-owned subsidiary, GRU Properties, the Company leases an outdoor grow property located in Trail, Oregon (“Trail”), owned by the Company’s President and CEO. The lease was extended during the year ended October 31, 2021, with a term through December 31, 2025. Lease charges of $72,000 were incurred for the year ended December 31, 2025 (year ended December 31, 2024 - $72,000). The lease liability for Trail on December 31, 2025, was $nil (December 31, 2024 - $68,074). This lease balance is included in the operating lease liabilities balance of the Company (Note 11).

During the year ended October 31, 2021, the Company leased an outdoor post-harvest facility located in Medford, Oregon (“Lars”), a facility which is beneficially owned by the CEO, with a term through June 30, 2026. Lease charges for Lars of $202,596 were incurred for the year ending December 31, 2025 (year ended December 31, 2024 - $196,691). The lease liability for Lars on December 31, 2025, was $101,484 (December 31, 2024 - $284,728). This lease balance is included in the operating lease liabilities balance of the Company (Note 11).

Additional transactions with GM

Through its subsidiary, Golden Harvests, the Company leases Morton, owned by the Company’s GM, located in Michigan (“Morton”), with a lease term through December 2029. Lease charges of $252,000 were incurred during the year ended December 31, 2025 (year ended December 31, 2024 - $216,000). The lease liability of Morton on December 31, 2025, was $1,040,978 (December 31, 2024 - $1,199,697). This lease balance is included in the operating lease liabilities balance of the Company (Note 11).

During May 2025, the Company, through Golden Harvests, entered into a finance lease with the GM for production equipment, with a term through May 1, 2027. Monthly payments of $6,250 commenced June 1, 2025, for a total of 24 payments. Lease charges of $43,750 were incurred during the year ended December 31, 2025, of which $9,997 related to interest and $33,753 to principal. The finance lease liability outstanding as at December 31, 2025, was $95,233.

25.	FINANCIAL INSTRUMENTS

A summary of the Company’s financial instruments classified as fair value through profit or loss and their classification in the fair value hierarchy is as follows:

	Level in Fair Value Hierarchy	December 31, 2025	December 31, 2024
	$	$	$
Financial Assets:
Warrant Asset	Level 2	5,103,272	4,855,795

Financial Liabilities:
Derivative liability	Level 2	137,041	12,504,180

The fair value of the Warrant Asset and derivative liability (conversion feature related to convertible debentures) for the year ended December 31, 2024 was derived using the Black-Scholes option pricing model using observable inputs and therefore represent a Level 2 measurement. The fair value of the derivative liability (Western Alliance Credit interest rate swap) for the year ended December 31, 2025 is determined by using a discounted cash flow model that takes into account observable inputs such as interest rate curves, forward curves, and the Company’s counterparty risk. Refer to Notes 7 and 16 for key inputs into the Black-Scholes option pricing model and movements in the account balances.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

26.	SEGMENT REPORTING

The reportable segments are those operations whose operating results are reviewed by the chief operating decision maker (“CODM”) to make decisions about resources to be allocated. The Company’s CODM is the CEO and is responsible for the management of the Company. Operating results are reviewed with respect to resource allocation and for which discrete financial information is available. Inter-segment transactions are recorded at amounts that reflect normal third-party terms and conditions, with inter-segment profits eliminated from the cost base of the segment incurring the charge. The Company has identified three operating segments:

●	Oregon segment represents cannabis production and sales activities in Oregon;

●	Michigan segment represents cannabis production and sales activities in Michigan; and

●	New Jersey segment represents cannabis production and sales activities in New Jersey.

The Company’s general corporate administration expenses are included within “Corporate” to reconcile the reportable segments to the consolidated financial statements. The Company’s CODM reviews the results of the Company’s operating segments based on the total revenues, gross profit and net income (loss) in his evaluation of the performance of the operating segments to make decisions regarding resource allocations within the Company.

Segmented operational activity for the year ended December 31, 2025 and 2024 is as follows:

Segments	Oregon	Michigan	New Jersey	Corporate	Total
	$	$	$	$	$
Year ended December 31, 2025:
Total revenue	11,059,993	10,032,271	11,335,672	-	32,427,936
Gross profit	3,155,508	4,927,354	6,063,820	-	14,146,682
Net income (loss)	480,531	2,418,707	4,510,506	(4,179,787)	3,229,957

Year ended December 31, 2024:
Total revenue	12,093,606	12,936,028	334,559	1,258,131	26,622,324
Gross profit	4,913,965	7,228,158	49,393	1,051,462	13,242,978
Net income (loss)	2,067,908	4,072,961	(1,393,572)	(20,726,648)	(15,979,351)

Entity-wide disclosures

All revenue for the year ended December 31, 2025 and 2024 was earned in the United States. For the years ended December 31, 2025 and 2024 no customer represented more than 10% of the Company’s net revenue. As at December 31, 2025 and 2024, no customer represented more than 10% of the Company’s receivables.

A summary of the Company’s long-lived tangible assets disaggregation by geographic area is as follows:

Segments	Oregon	Michigan	Other	Corporate	Total
	$	$	$	$	$
Non-current assets other than financial instruments:
As at December 31, 2025	5,712,897	3,853,192	13,949,466	11,638,995	35,154,550
As at December 31, 2024	6,170,295	4,933,394	14,506,946	1,855,922	27,446,557

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

27.	NON-CONTROLLING INTERESTS

The changes to the non-controlling interest for year ended December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
	$	$
Balance, beginning of year	1,629,981	1,013,324
Canopy buyout of 13% minority interest and acquisition of an additional 20% of Golden Harvests	-	(570,996)
Acquisition of 70% of ABCO	-	848,571
Acquisition of 43.48% of West NY	-	806,250
Dividends issued from Golden Harvest to minority owner	(115,000)	(530,000)
Roll off of non-controlling interest in GR Michigan	-	35,804
Net loss for the year attributed to non-controlling interest	1,500,152	27,028
Balance, end of year	3,015,133	1,629,981

27.1	Non-controlling interest in Golden Harvests and Canopy

	December 31, 2025	December 31, 2024
	$	$
Current assets	4,884,257	6,561,486
Non-current assets	3,853,193	7,518,005
Current liabilities	(1,050,741)	(5,821,655)
Non-current liabilities	(2,600,429)	(6,222,452)
Net loss for the year attributed to non-controlling interest	(1,052,405)	(651,962)

In January of 2023, GR Unlimited exercised its option to acquire 87% of the membership units of Canopy from the CEO. Prior to this, ninety-six percent (96%) of Canopy was owned by officers and directors of the Company, and four percent (4%) was owned by a third party. Ownership by officers and directors, excluding the CEO, was pursuant to agreements which caused their ownership of Canopy to be equal to their ownership in GR Michigan, which total 3.5%. The CEO owned 92.5% of Canopy, which was analogous to the CEO’s 5.5% ownership of GR Michigan, and an additional 87% of Canopy, which was and is equal to the Company’s 87% ownership of GR Michigan. Following GR Unlimited’s acquisition of 87% of the membership units of Canopy in January of 2023, Canopy became owned 87% by GR Unlimited; 7.5% by officers and directors; and 5.5% by the CEO.

In April of 2024, GR Unlimited acquired the remaining 13% membership units of Canopy. Following this acquisition of the additional 13% interest in Canopy, Canopy became wholly owned by GR Unlimited.

In April of 2024, Canopy acquired an additional 20% of the membership units of Golden Harvest. Following the acquisition of an additional 20% interest in Golden Harvest on April 24, 2024, Golden Harvest became 80% owned by Canopy.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

27.	non-controlling interests (CONTINUED)

27.2	Non-controlling interest in West NY

	December 31, 2025	December 31, 2024
	$	$
Non-current assets	1,683,757	1,538,010
Net loss for the year attributed to non-controlling interest	(82,376)	(56,659)

The Company, through its subsidiary GR Retail, invested $806,250 in the equity of West NY. West NY is a lender to a retail business in New Jersey.

27.3	Non-controlling interest in ABCO

	December 31, 2025	December 31, 2024
	$	$
Current assets	5,316,937	2,068,827
Non-current assets	13,949,466	14,506,946
Current liabilities	(6,758,314)	(6,245,201)
Non-current liabilities	(11,451,789)	(10,492,161)
Net income for the year attributed to non-controlling interest	(365,371)	681,593

Refer to Note 4 for details regarding the acquisition of 70% ownership in ABCO.

28.	COMMITMENTS AND CONTINGENCIES

On September 22, 2022, the Securities Exchange Commission (“SEC”) issued an Order Instituting Proceedings (OIP) pursuant to Section 12(j) of Securities Exchange Act of 1934 (“1934 Act”), against the Company alleging violations of the 1934 Act, as amended, and the rules promulgated thereunder, by failing to timely file periodic reports. Section 12(j) authorizes the SEC as it deems necessary or appropriate for the protection of investors to suspend for a period not exceeding 12 months, or to revoke, the registration of a security if the SEC finds, on the record after notice and opportunity for hearing, that the issuer of such security has failed to comply with any provision of the 1934 Act, as amended, or the rules promulgated thereunder. The Company has filed an answer to the Order Instituting Proceedings and is seeking a hearing in the matter. The Company is currently fully compliant with all of its filings and has recently filed a form F1 which is pending acceptance by the SEC. The Company anticipates that it will be able to waive this OIP after acceptance.

On December 8, 2025, ABCO, entered into an agreement with Blackwell & Associates, (“Blackwell ”) for the construction of the Grandview Phase II project located at 1425 Grandview Avenue, Paulsboro, New Jersey. Under the agreement, payment is structured on a cost-plus-a-fee basis without a guaranteed maximum price. The total estimated cost of the project is approximately $1,430,000 which includes the cost of the work plus Blackwell’s fee. Blackwell’s fee is comprised of 6% overhead and 9% profit applied to the cost of the work as defined in the agreement. Because the agreement does not include a guaranteed maximum price, the final cost of the work may differ from this estimate, and the Company’s ultimate obligation under the contract could be higher or lower than the estimated amount depending on actual costs incurred. Work is required to commence no later than 10 days from the date of the agreement, with substantial completion targeted by April 15, 2026, subject to adjustments for changes in the contract documents. The work may be approved and executed in phases at the Company’s discretion, with Company approval required in writing for each phase. Either party may terminate the contract for cause or convenience; however, no termination fee is payable to Blackwell in the event the Company terminates for convenience. Blackwell is considered a related party as it is controlled by the spouse of the majority owner of ABCO Holdings.

Grown Rogue International Inc.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

(Expressed in United States Dollars)

29.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were issued, and determined that the following subsequent events occurred as of that date:

On January 12, 2026, the Company issued 200,000 SV Shares pursuant to the exercise of stock options for total proceeds of $21,615 (CAD$30,000).

On March 12, 2026, the Company announced it has taken operational control of a cannabis production facility in Dwight, Illinois, through its affiliates Grown Rogue Management Associates (“GRMA”) and Sea Craft, LLC (“SEA Craft”). GRMA (became an 80% owned susidiary of the Company in January 2026) entered into a membership interest purchase agreement (“MIPA”) to acquire a 49% interest in SEA Craft, the holder of an Illinois craft grow license and an existing cash balance of $1,000,000, with an option to acquire the remaining 51% subject to regulatory and performance-based considerations. The MIPA is subject to regulatory approval by the Illinois Department of Agriculture, and the Company expects the transaction to close in the second quarter of 2026. Concurrently, SEA Craft entered into a three-year lease with Innovative Industrial Properties, Inc. (“IIP”) for a 43,000 square foot facility in Dwight, Illinois, including approximately 10,000 square feet of indoor flowering canopy, with capacity to expand to the 14,000 square foot permitted under the craft grow license. The lease with IIP included a corporate guarantee provided by the Company. To support projected capital needs, GRMA completed project financing in the form of a $3,000,000 preferred equity investment for a 20% interest in GRMA and a preferred dividend of 15%. At the preferred investors’ discretion, for a period of up to three years, the preferred units may be converted into SV Shares of the Company at a conversion price of $0.65 per share.