Form 10-K/A
period 2025-12-31
Grown Rogue International Inc.
filed 2026-05-01
CIK 1463000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 7, 2026, the registrant had 249,938,980 Subordinate Voting Shares and 0 Multiple Voting Shares outstanding.

EXPLANATORY NOTE

Grown Rogue International, Inc. (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”), originally filed with the U.S. Securities and Exchange Commission on April 8, 2026 (“Original Filing Date”), solely to correct a typographical error related to the date on the audit opinion of the Company’s independent registered public accounting firm, Turner, Stone & Company, L.L.P., contained in “Part II, Item 8 Financial Statements and Supplementary Data” of the Form 10-K, from April 8, 2026 to April 7, 2026.

Except set forth above, no further changes have been made to the Form 10-K and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes the entire text of “Part II, Item 8 Financial Statements and Supplementary Data” in addition new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

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

Grown Rogue International Inc.

Date: May 1, 2026	By:	/s/ Andrew Marchington
	Name:	Andrew Marchington
	Title:	Chief Financial Officer

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

April 7, 2026

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