Form 10-Q
period 2026-03-31
Grown Rogue International Inc.
filed 2026-05-12
CIK 1463000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-53646

Grown Rogue International Inc.

(Exact Name of Registrant as Specified in its charter)

Canada	98-1463866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Airport Road Medford, Oregon, United States, 97504
(Address of principal executive offices, Zip Code)

(458) 226-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Subordinate Voting Shares, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 12, 2026, the registrant had 249,938,980 Subordinate Voting Shares and 0 Multiple Voting Shares outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GROWN ROGUE INTERNATIONAL INC.

Condensed Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

Expressed in United States Dollars

(Unaudited)

Grown Rogue International Inc.

Condensed Consolidated Balance Sheets

As at March 31, 2026 and December 31, 2025

(Expressed in United States Dollars) - Unaudited

	March 31, 2026	December 31, 2025
	$	$
ASSETS
Current assets
Cash and cash equivalents	13,701,247	11,371,834
Accounts receivable, net (Note 4)	3,239,626	2,908,270
Inventory (Note 5)	7,138,400	7,081,295
Prepaid expenses	516,553	563,912
Current portion of notes receivable	259,653	253,403
Total current assets	24,855,479	22,178,714
Other long-term assets	300,000	300,000
Warrants asset (Note 6)	2,912,188	5,103,272
Other Investments (Note 7)	1,459,203	1,358,860
Notes receivable (Note 8)	1,719,694	1,683,757
Lease receivable	94,022	94,022
Property and equipment, net (Note 9)	15,467,088	14,055,552
Right of use assets (Note 10)	14,065,295	13,414,406
Deferred tax asset	1,944,078	1,522,760
Intangible assets	3,025,193	3,025,193
TOTAL ASSETS	65,842,240	62,736,536
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	2,731,607	1,262,519
Current portion of operating lease liabilities	965,115	844,421
Current portion of finance lease liabilities	158,477	152,705
Current portion of long-term debt	2,765,900	2,576,228
Current portion of business acquisition consideration payable (Note 20)	553,064	455,844
Derivative liability	70,664	137,041
Warrant liabilities (Note 13.2)	768,951	-
Income tax payable	286,980	296,018
Total current liabilities	8,300,758	5,724,776
Operating lease liabilities	13,618,798	13,010,805
Finance lease liabilities	51,359	67,782
Long-term debt	9,916,224	10,019,301
Business acquisition consideration payable (Note 20)	1,485,820	1,611,637
Other non-current liabilities	9,227,313	8,383,888
Total liabilities	42,600,272	38,818,189

Commitments and contingencies (Note 24)
Subsequent events (Note 25)

SHAREHOLDERS’ EQUITY
Subordinate voting common shares, convertible into multiple voting common shares, no par value; unlimited shares authorized; 249,938,980 and 249,738,980 shares issued and outstanding as at March 31, 2026 and December 31, 2025, respectively	61,226,243	62,589,075
Multiple voting common shares, no par value; unlimited shares authorized; nil and nil shares issued and outstanding as at March 31, 2026 and December 31, 2025, respectively	-	-
Accumulated other comprehensive loss	(121,906)	(121,906)
Accumulated deficit	(44,266,172)	(41,563,955)
Equity attributable to shareholders	16,838,165	20,903,214
Non-controlling interests (Note 23)	6,403,803	3,015,133
TOTAL SHAREHOLDERS’ EQUITY	23,241,968	23,918,347
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	65,842,240	62,736,536

The accompanying notes form an integral part of these condensed consolidated financial statements.

Grown Rogue International Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the three months ended March 31, 2026 and 2025

(Expressed in United States Dollars, except share amounts) - Unaudited

	2026	2025
	$	$
Revenue
Product sales	9,155,658	7,150,183
Total revenue	9,155,658	7,150,183
Cost of goods sold
Cost of finished cannabis inventory sold	(5,198,024)	(3,786,436)
Total cost of goods sold	(5,198,024)	(3,786,436)
Gross profit	3,957,634	3,363,747
Operating expenses
Depreciation (Note 9)	91,162	104,984
General and administrative	3,611,823	2,532,254
Share-based compensation (Note 16)	154,994	1,435,910
Total operating expenses	3,857,979	4,073,148
Income (loss) from operations	99,655	(709,401)
Other income (expense)
Interest and accretion expense (Note 11, 13)	(549,980)	(258,171)
Other income (expense)	165,268	796,956
Interest income (Note 8)	42,187	35,937
Unrealized gain on derivative liability (Note 13)	66,377	2,864,373
Realized loss on derivative liability (Note 13)	-	(29,288)
Unrealized gain (loss) on warrant asset (Note 6)	(2,191,084)	(1,172,492)
Unrealized gain on change in fair value of warrant liability (Note 13.2)	770,714	-
Loss on equity investment in associate (Note 7)	(99,657)	(153,734)
Total other income (expense), net	(1,796,175)	2,083,581
Income (loss) before income tax expense	(1,696,520)	1,374,180
Income tax expense (Note 18)	(516,871)	(631,310)
Net income (loss)	(2,213,391)	742,870
Other comprehensive income
Currency translation adjustment	-	7,832
Total comprehensive income (loss)	(2,213,391)	750,702

Basic income (loss) per share	(0.01)	0.00
Basic weighted average number of subordinate voting common shares outstanding	249,914,536	227,189,980
Diluted income (loss) per share	(0.01)	0.00
Diluted weighted average number of subordinate voting common shares outstanding	249,914,536	231,795,875

Net income (loss) for the period attributable to:
Shareholders	(2,702,217)	598,782
Non-controlling interest	488,826	144,088
Net income (loss)	(2,213,391)	742,870

Total comprehensive income (loss) for the period attributable to:
Shareholders	(2,702,217)	606,614
Non-controlling interest	488,826	144,088
Total comprehensive income (loss)	(2,213,391)	750,702

The accompanying notes form an integral part of these condensed consolidated financial statements.

Grown Rogue International Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2026 and 2025

(Expressed in United States Dollars, except share amounts) - Unaudited

	Subordinate voting common shares		Paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interests	Total shareholders’ equity
	#		$	$	$	$	$
Balance - December 31, 2024	222,446,113	-	52,365,328	(125,930)	(43,293,760)	1,629,981	10,575,619
Exercise of stock options	50,000		16,038	-	-	-	16,038
Settlement of July Convertible Debentures	4,505,625		2,468,534	-	-	-	2,468,534
Settlement of restricted share units	291,700		-	-	-	-	-
Share-based compensation expense	-		1,435,910	-	-	-	1,435,910
Currency translation adjustment	-		-	7,832	-	-	7,832
Net income	-		-	-	598,782	144,088	742,870
Balance - March 31, 2025	227,293,438	-	56,285,810	(118,098)	(42,694,978)	1,774,069	15,246,803

Balance - December 31, 2025	249,738,980	-	62,589,075	(121,906)	(41,563,955)	3,015,133	23,918,347
Sale of non-controlling interest in GRMA	-		-	-	-	2,985,000	2,985,000
Exercise of stock options	200,000		21,839	-	-	-	21,839
Distributions to non-controlling interests in subsidiaries	-		-	-	-	(85,156)	(85,156)
Reclassification of warrants	-		(1,539,665)	-	-	-	(1,539,665)
Share-based compensation expense	-		154,994	-	-	-	154,994
Net income	-		-	-	(2,702,217)	488,826	(2,213,391)
Balance - March 31, 2026	249,938,980	-	61,226,243	(121,906)	(44,266,172)	6,403,803	23,241,968

The accompanying notes form an integral part of these condensed consolidated financial statements.

Grown Rogue International Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2026 and 2025

(Expressed in United States Dollars, unless otherwise indicated) - Unaudited

	2026	2025
	$	$
Operating activities
Net income (loss)	(2,213,391)	742,870
Adjustments for non-cash items in net income (loss) and earnings impact of warrant liability reclassification:
Depreciation of property and equipment	91,162	104,984
Depreciation of property and equipment included in costs of finished cannabis inventory sold	822,531	315,216
Lease costs included in costs of finished cannabis inventory sold	199,415	34,055
Share-based compensation	154,994	1,435,910
Interest and accretion expense	549,980	258,171
Other income	-	(41,501)
Interest income	(42,187)	(35,937)
Unrealized (gain) loss on derivative liability	(66,377)	(2,864,373)
Realized (gain) loss on derivative liability	-	29,288
Unrealized loss on warrant asset	2,191,084	1,172,492
Unrealized gain on warrant liability	(770,714)	-
Loss on equity investment in associate	99,657	153,734
Deferred income taxes	(421,318)	(63,418)
Changes in operating assets and liabilities (Note 19)	1,939,688	(2,246,071)
Net cash provided by (used in) operating activities	2,534,524	(1,004,580)

Investing activities
Purchase of property and equipment	(2,517,414)	(241,532)
Payments of business acquisition consideration payable	(157,199)	(43,290)
Investment in Rogue EBC, LLC equity interest	(200,000)	(49,000)
Net cash used in investing activities	(2,874,613)	(333,822)

Financing activities
Sale of non-controlling interest in GRMA, net of issuance costs	2,985,000	-
Preferred share issuance costs	-	-
Proceeds from exercise of stock options	21,839	16,038
Proceeds from long-term debt	500,000	7,250,155
Distributions to non-controlling interests in subsidiaries	(85,156)	-
Debt issuance costs	-	(213,373)
Repayment of long-term debt	(733,431)	(732,004)
Payment of interest on convertible debentures	-	(75,529)
Repayment of finance lease	(18,750)	-
Net cash provided by financing activities	2,669,502	6,245,287

Effect of foreign exchange on cash and cash equivalents	-	7,832

Change in cash and cash equivalents	2,329,413	4,906,885
Cash and cash equivalents, beginning of period	11,371,834	4,917,708
Cash and cash equivalents, ending of period	13,701,247	9,832,425

The accompanying notes form an integral part of these condensed consolidated financial statements.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

1.	NATURE OF THE ORGANIZATION AND BUSINESS

Grown Rogue International Inc. (the “Company”) was incorporated under the Business Corporations Act (Ontario) on November 1, 2018. The primary cannabis product produced and sold is cannabis flower. The registered office is located at 40 King St W Suite 5800, Toronto, ON M5H 3S1.

The Company is a cannabis operator in Oregon, Michigan, New Jersey and with operations being provisioned in Illinois and Minnesota, USA and is engaged in the cultivation of and manufacturing of cannabis flower and extract products for wholesale and retail sales.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. The results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full fiscal year.

During 2025, the Company determined that more than 50% of its outstanding common shares were held by U.S. stockholders and, as a result, no longer met the definition of a foreign private issuer under U.S. securities laws. Accordingly, commencing with the year ended December 31, 2025, the Company is required to present its financial statements in accordance with U.S. GAAP rather than IFRS® Accounting Standards as issued by the International Accounting Standards Board.

The Company has prepared audited consolidated financial statements in accordance with U.S. GAAP for the year ended December 31, 2025. These interim financial statements and the accompanying note disclosures have been prepared on a basis consistent with the Company’s audited consolidated financial statements and reflect only those adjustments necessary, in the opinion of management, for fair presentation of the results for the interim periods.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

2.	BASIS OF PRESENTATION (CONTINUED)

2.1	Functional and presentation currency

The Company’s reporting currency is the United States Dollar (“USD”). Effective January 1, 2026, the Company changed its functional currency from the Canadian Dollar (“CAD”) to the USD based on management’s determination that the USD had become the Company’s primary economic environment due to changes in underlying transactions, events, and operating conditions. All subsidiaries have a functional currency of USD.

The change in functional currency was applied prospectively from January 1, 2026 in accordance with ASC 830, Foreign Currency Matters. Translated amounts of non-monetary assets and liabilities at December 31, 2025 became the historical accounting basis for those assets and liabilities at January 1, 2026. The cumulative translation adjustment recognized in accumulated other comprehensive loss prior to the change has not been reversed and continues to be reported in equity.

For the comparative period (three months ended March 31, 2025), when the Company’s functional currency was CAD, assets and liabilities were translated to USD at exchange rates prevailing at the end of the reporting period, and income and expense items were translated at the average exchange rates for the period. Exchange differences arising from translation were recognized in other comprehensive income (loss) and reported as currency translation reserve in shareholders’ equity.

2.2	Use of estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenue, and expenses as well as the related disclosures. The Company must often make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. Actual results could differ materially from those estimates.

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

These financial statements incorporate the accounts of the Company and all the entities in which the Company has a controlling voting interest and is deemed to be the primary beneficiary. All consolidated entities were under common control during the entirety of the periods for which their respective results of operations were included in the consolidated statements from the date of acquisition. All intercompany balances and transactions are eliminated upon consolidation.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

2.	BASIS OF PRESENTATION (CONTINUED)

2.3	Basis of consolidation (continued)

A summary of the Company’s subsidiaries included in these financial statements as at March 31, 2026 is as follows:

Entity	Defined term	Location	Purpose	Percentage held
Grown Rogue Unlimited, LLC	“GR Unlimited”	Oregon	U.S. Holding Company	100%
Grown Rogue Gardens, LLC	“GR Gardens”	Oregon	Operating Entity (Cultivation)	100%
GRU Properties, LLC	“GRU Properties”	Oregon	Property Management	100%
GRIP, LLC	“GRIP”	Oregon	Marketing/Branding	100%
Grown Rogue Distribution, LLC	“GR Distribution”	Oregon	Operating Entity (Distribution)	100%
Rogue EBC, LLC	“Rogue EBC”	Illinois	Operating Entity (Cultivation)	78	%*
Canopy Management, LLC	“Canopy”	Michigan	Holding Company	100	%**
Golden Harvests LLC	“Golden Harvests”	Michigan	Operating Entity (Cultivation)	80%
Grown Rogue Retail Ventures, LLC	“GR Retail”	Delaware	Holding Company	100%
Grown Rogue West New York, LLC	“West NY”	New Jersey	Holding Company (Retail)	44	%***
ABCO Garden State, LLC	“ABCO”	New Jersey	Operating Entity (Cultivation)	70%
Grown Rogue Management Associates, LLC	“GRMA”	Illinois	Operating Entity (Cultivation)	100%

*	The Company does not have the unilateral ability to direct the activities of Rogue EBC. Accordingly, the investment is accounted for as a joint venture under ASC 323, Investments – Equity Method and Joint Ventures, using the equity method (Note 7). During the year ended December 31, 2025, Rogue EBC consolidated Cannequality, LLC (“Cannequality”), a wholly owned subsidiary that held the cannabis license used in Rogue EBC’s joint arrangement operations. Following regulatory approval, the license was transferred to Rogue EBC on January 8, 2025, and Cannequality was subsequently dissolved on May 9, 2025.
**	Canopy was dissolved in the second quarter of 2025 after regulatory milestones were achieved resulting in GR Unlimited directly holding an 80% ownership interest in Golden Harvests.
***	The Company has the unilateral ability to direct the activities of West NY and therefore the Company consolidates West NY in accordance with ASC 810, Consolidation.

All subsidiaries of the Company were incorporated in the United States of America and have USD as their functional currency.

3.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies used in the preparation of these financial statements are consistent with those described in the Company’s audited consolidated financial statements for the year ended December 31, 2025. Material accounting policies applied in these condensed consolidated financial statements as follows:

Revenue

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) when goods or services are transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

In order to recognize revenue under ASC 606, the Company applies the following five steps:

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are recorded at cost. The carrying values of these financial instruments approximate their fair value due to their short-term maturities. The Company’s note receivable, long-term debt, and convertible debentures are valued at amortized cost using the effective interest rate method. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest risks arising from these financial instruments. The Company’s warrant asset and derivative liability are measured using the Black-Scholes option pricing model (Notes 6 and 13, respectively).

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

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

3.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company recognizes uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are presented within income tax expense in the consolidated statements of loss and comprehensive loss.

For interim reporting purposes, the Company computes its income tax provision using an estimated annual effective tax rate method, as required under ASC 740. Under this method, the Company estimates its annual effective income tax rate and applies that rate to year-to-date ordinary income or loss to determine the interim tax provision. The estimated annual effective tax rate reflects expected annual taxable income or loss, permanent items and discrete items identifiable to specific periods, which are recognized in the period in which they occur. The estimated annual effective tax rate is reviewed and updated at each interim reporting date, with any adjustment recognized in the period of change.

Recently adopted accounting pronouncements

In July 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The objective of this update is to reduce the cost and complexity of applying the current expected credit loss model to short-term accounts receivable and contract assets. ASU 2025-05 addresses these challenges by introducing a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change over the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted ASU 2025-05 as of January 1, 2026.

Recently issued accounting pronouncements not yet effective

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): update required disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026. The Company has not adopted this standard early. The Company is currently evaluating the impact of the adoption of this amendment.

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments clarify when the settlement of convertible debt should be accounted for as an induced conversion versus a debt extinguishment and update related accounting and disclosure requirements. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company has not early adopted this amendment but does not expect adoption to have a material impact on the Company’s financial statements and disclosures.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

4.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable composition is as follows:

	March 31, 2026	December 31, 2025
	$	$
Trade receivables, net of provision for expected credit losses	3,228,518	2,897,603
Taxes receivable	11,108	10,667
Total accounts receivable, net	3,239,626	2,908,270

As at March 31, 2026, trade receivables was presented net of an allowance for expected credit losses of $701,365 (December 31, 2025 - $748,239). Taxes receivable relate to goods and services taxes receivable from the Government of Canada.

5.	INVENTORY

The Company’s inventory composition is as follows:

	March 31, 2026	December 31, 2025
	$	$
Raw materials	730,505	1,038,876
Work in process	1,581,346	1,291,575
Finished goods	4,826,549	4,750,844
Total Inventory	7,138,400	7,081,295

The Company records adjustments to inventory for excess and obsolete items based on historical usage, forecasted demand, and market conditions. No such adjustments were made for the periods presented.

6.	WARRANTS ASSET

Warrants are comprised of 10,000,000 warrants of Vireo Growth Inc. (“Vireo Growth”). The warrants may be exercised for 10,000,000 subordinate voting shares of Vireo Growth, at a strike price equal to $0.233 (CAD$0.317) (the “Vireo Warrants”).

The Vireo Warrants are remeasured at fair value through profit and loss at each reporting period using the Black-Scholes option pricing model. The fair value of the Vireo Warrants at March 31, 2026, was estimated to be $2,912,188 (December 31, 2025 - $5,103,272) using the following inputs:

Date	Expected dividends	Expected volatility	Risk-free rate of interest	Expected term (years)	Closing price per common share
December 31, 2025	0%	129.30%	2.9%	2.76	$0.61(CAD$0.83)
March 31, 2026	0%	119.09%	2.82%	2.51	$0.39(CAD$0.54)

During the three months ended March 31, 2026, the Company recorded an unrealized loss on the change in fair value of the warrants asset of $2,191,084 (Q1 2025 - $1,172,492).

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

7.	OTHER INVESTMENTS

On March 5, 2024, the Company signed a definitive agreement to form Rogue EBC, a joint venture with EBC Ventures. Rogue EBC holds a craft growers license with the Illinois Department of Agriculture. Grown Rogue owns 70% of the joint venture and has contributed capital to support the development of the facility. The joint venture agreement includes multiple purchase options, which ultimately give the Company the ability to acquire 100% of the membership interests of the joint venture subject to approval by the Illinois Department of Agriculture. The Company does not have the unilateral ability to direct activities of Rogue EBC and therefore the investment constitutes a joint venture in accordance with ASC 323, Investments – Equity Method and Joint Ventures.

The investment in Rogue EBC has been accounted for using the equity method as follows:

	March 31, 2026	December 31, 2025
	$	$
Balance, beginning of period	1,358,860	575,967
Investment in Rogue EBC	200,000	735,855
Loss on equity investment in associate	(99,657)	(452,962)
Deposit on purchase of remaining Rogue EBC	-	500,000
Balance, end of period	1,459,203	1,358,860

The following table presents summarized financial information for Rogue EBC:

	March 31, 2026	December 31, 2025
	$	$
Current assets	165,534	136,563
Non-current assets	4,065,824	4,113,350
Total assets	4,231,358	4,249,913

Current liabilities	171,618	172,618
Non-current liabilities	2,910,164	3,000,179
Total liabilities	3,081,782	3,172,797

Net Assets	1,149,576	1,077,116
Company share of net assets	898,247	858,860

Revenue	-	-
Gross profit	-	-
Net income	(127,541)	(622,811)
Company share of net income	(99,657)	(452,962)

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

8.	NOTES RECEIVABLE

Transactions related to the Company’s notes receivable for the period ended March 31, 2026 and year ended December 31, 2025, include the following:

	March 31, 2026	December 31, 2025
	$	$
Balance, Beginning of period	1,937,160	1,538,011
Advances	-	250,000
Accrued interest	42,187	149,149
Balance, end of period	1,979,347	1,937,160

No allowance for credit losses has been recorded as of March 31, 2026 and December 31, 2025.

9.	PROPERTY AND EQUIPMENT

	March 31, 2026	December 31, 2025
	$	$
Computer and office equipment	16,283	16,283
Production equipment and other	5,086,161	4,874,034
Land	1,533,793	1,533,793
Construction in progress	2,686,878	489,340
Leasehold improvements	16,547,278	16,439,529
Gross property and equipment	25,870,393	23,352,979
Less: Accumulated depreciation	(10,403,305)	(9,297,427)
Property and equipment, net	15,467,088	14,055,552

For the three months ended March 31, 2026 and 2025, depreciation included in cost of finished cannabis inventory sold was $822,531 and $315,216, respectively. For the three months ended March 31, 2026 and 2025, $91,162 and $104,984, respectively, was included in depreciation on the condensed consolidated statements of income (loss) and comprehensive income (loss).

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

10.	RIGHT OF USE ASSET AND LEASE LIABILITY

The Company’s leases consist of land and buildings and equipment used in the cultivation, processing, and warehousing of its products. The leases were classified as either operating leases or finance leases in accordance with ASC 842, Leases.

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s operating leases and finance leases as of March 31, 2026 is as follows:

	Operating leases	Finance leases
	$	$
2026	2,138,920	180,000
2027	2,710,116	55,124
2028	2,800,069	-
2029	2,893,248	-
2030	2,503,747	-
Thereafter	15,175,712	-
Total lease payments	28,221,812	235,124
Less: Unamortized interest	(13,637,899)	(25,288)
Total lease liability	14,583,913	209,836

A summary of the Company’s weighted average discount rate used in calculating lease liabilities and weighted average remaining lease term is as follows:

	March 31, 2026	December 31, 2025
Operating leases:
Weighted average discount rate	11.90%	11.38%
Weighted average remaining lease term (years)	9.96	9.46
Finance leases:
Weighted average discount rate	16.00%	16.00%
Weighted average remaining lease term (years)	1.40	1.57

For the three months ended March 31, 2026, operating lease costs of $199,415 (Q1 2025 - $462,947) was included in cost of finished cannabis inventory sold.

On March 31, 2026, following the execution of an amendment on April 8, 2026 to extend one of its commercial facility leases, the Company recognized additions to right-of-use assets and operating lease liabilities of $969,222 each. The facility lease is with the Company’s CEO, and the extension reflects the exercise of a five-year extension option included in the original lease agreement. The extended lease term commences on July 1, 2026 and expires on June 30, 2031. Base rent during the extension period begins at $20,000 per month in the first year and increases by 3% annually.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

11.	LONG-TERM DEBT

Transactions related to the Company’s long-term debt for the three months ended March 31, 2026 and year ended December 31, 2025 include the following:

	March 31, 2026	December 31, 2025
	$	$
Balance, beginning of period	12,595,529	2,301,790
Advances	500,000	12,630,345
Debt issuance costs	-	(739,313)
Interest and accretion expense	320,026	870,228
Payments	(733,431)	(2,467,521)
Balance, end of period	12,682,124	12,595,529
Current portion	2,765,900	2,576,228
Non-current portion	9,916,224	10,019,301

During the three months ended March 31, 2026, the Company recognized accretion expense of $42,210 (2025 - $nil) on amortization of debt financing costs on long-term debt.

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s long-term debt as of March 31, 2026 is as follows:

Amount ($)
2026	3,234,035
2027	3,717,383
2028	2,789,652
2029	5,876,974
Total payments	15,618,044
Less: Unamortized interest	(2,935,920)
Total long-term debt	12,682,124

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

12.	CONVERTIBLE DEBENTURES

Transactions related to the Company’s convertible debentures for the three months ended March 31, 2026 and year ended December 31, 2025 include the following:

	March 31, 2026	December 31, 2025
	$	$
Balance, beginning of period	-	663,736
Debt settlement through conversion	-	(778,373)
Interest expense	-	79,755
Amortization expense	-	114,637
Debt and interest payments	-	(79,755)
Balance, end of period	-	-

13.	DERIVATIVE LIABILITIES

13.1	Western Alliance Credit Interest Rate Swap

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

The derivative liability was remeasured at March 31, 2026, and was estimated to be $70,664 for both tranches.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

13.	DERIVATIVE LIABILITIES (continued)

13.1	Western Alliance Credit Interest Rate Swap (continued)

The following is a summary of movements in the interest rate swap during the three months ended March 31, 2026 and year ended December 31, 2025:

Interest rate swap	$
Balance, December 31, 2024	-
Initial recognition	116,768
Unrealized loss	20,273
Balance, December 31, 2025	137,041
Unrealized gain	(66,377)
Balance, March 31, 2026	70,664

13.2	Warrant liabilities

On January 1, 2026, as a result of the change in functional currency from CAD to USD (Note 2.1), certain warrants previously classified in equity no longer met the criteria for equity classification as the warrants possess exercise prices in CAD and no longer represent an instrument for providing the Company with fixed proceeds in exchange for a fixed number of its shares due to foreign exchange. As such, the warrants are accounted for as derivative liabilities measured at fair value. The previously recorded equity balances associated with these warrants were derecognized at their fair value measured on January 1, 2026 with the resulting difference recorded within paid in capital. No gain or loss was recognized in earnings upon reclassification.

The warrant liabilities are subsequently measured at fair value at each reporting date, with changes in fair value recognized through profit or loss. The fair value of the warrant liabilities was determined using a Black-Scholes option pricing model, which incorporates significant unobservable inputs (expected stock price volatility and estimated term) and is classified within Level 3 of the fair value hierarchy.

	March 31, 2026	December 31, 2025
	$	$
Balance, beginning of period	-	-
Fair value of warrants on reclassification	1,539,665	-
Unrealized gain on changes in fair value	(770,714)	-
Balance, end of period	768,951	-

During the three months ended March 31, 2026, the Company recorded an unrealized gain on changes in fair value of warrant liabilities of $770,714 (Q1 2025 - $nil).

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

13.	DERIVATIVE LIABILITIES (continued)

13.2	Warrant liabilities (continued)

The warrant liabilities were measured using the following weighted average inputs in the Black-Scholes option pricing model:

Date	Expected dividends	Expected volatility	Risk-free rate of interest	Expected term (years)	Exercise price	Closing price per common share
January 1, 2026	0%	74.74%	2.90%	2.76	$0.164(CAD$0.225)	$0.51(CAD$0.70)
March 31, 2026	0%	76.27%	2.90%	2.52	$0.161(CAD$0.225)	$0.30(CAD$0.42)

As at March 31, 2026 and December 31, 2025, the following warrants were issued and outstanding:

Expiry date	Number of warrants outstanding	Weighted average exercise price
October 5, 2028	4,000,000	$0.16(CAD$0.225)

13.3	Derivative liabilities

The Company has determined that the conversion feature embedded in the Company’s convertible debentures constitute a derivative liability and they have been bifurcated from the convertible debentures on closing and recorded as a conversion feature of $4,793,472, with a corresponding discount recorded to the associated debt, on the accompanying balance sheets to be amortized over the term of the convertible debentures.

The following is a summary of movements in the conversion feature during the three months ended March 31, 2026 and year ended December 31, 2025:

Conversion feature	$
Balance, December 31, 2024	12,504,180
Conversion	(6,644,436)
Realized loss on conversion	(5,859,744)
Balance, March 31, 2026 and December 31, 2025	-

Significant assumptions used in calculating the fair value of the conversion feature of the convertible debentures at the date of issuance and December 31, 2024, are as follows:

Date	Expected dividends	Expected volatility	Risk-free rate of interest	Expected term (years)	Closing price per common share
December 5, 2022	0%	112.3%	4.53%	4.00	$0.11 (CAD$0.14)
July 13, 2023	0%	100.6%	4.53%	4.00	$0.17 (CAD$0.23)
August 17, 2023	0%	100.6%	4.81%	4.00	$0.19 (CAD$0.25)
December 31, 2024	0%	80.5%	2.92%	2.53	$0.65 (CAD$0.93)

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

14.	SHARE CAPITAL

14.1	Capital stock

The Company is authorized to issue an unlimited number of Subordinate Voting Shares (“SV Shares”) and Multiple Voting shares (“MV Shares”) at no par value and an unlimited number of preferred shares issuable in series. The SV Shares can be converted into MV Shares at a conversion ratio of 1,000:1, and the MV Shares carry 1,000 votes per share.

14.2	Dividends

The directors may declare dividends on one or more class of shares to the exclusion of the others or declare dividends at different rates on different classes of shares, at their discretion. No dividends shall be declared on SV Shares or the MV Shares if to do so would reduce the value of the net assets of the Company to less than the paid in capital of the common stock.

No dividends were declared on the Company’s SV Shares or MV Shares during the three months ended March 31, 2026 and the year ended December 31, 2025.

During the three months ended March 31, 2026, the Company’s subsidiary Golden Harvests, LLC, declared and paid a dividend of $56,800 (Q1 2025 - $nil ) to its non-controlling interest holder.

During the three months ended March 31, 2026, the Company’s subsidiary, GRMA, declared and paid preferred return distributions on the voting preferred units of GRMA (the “GRMA Units”) of $28,356 (Q1 2025 - $nil) to its non-controlling interest holder.

15.	WARRANTS CLASSIFIED AS EQUITY

The following table summarizes the warrant activities for three months ended March 31, 2026 and the year ended December 31, 2025:

	Number of warrants outstanding	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value ($)
Balance, December 31, 2024	31,770,249	$0.19(CAD$0.26)	3.01	2,907,924
Exercise to SV shares for December warrants	(6,716,499)	$0.18(CAD$0.25)		2,245,712
Exercise to SV shares for July warrants	(13,737,500)	$0.20(CAD$0.28)		3,418,504
Exercise to SV shares for August warrants	(2,816,250)	$0.20(CAD$0.28)		938,472
Forfeit and return of cancelled warrants	(4,500,000)	$0.16(CAD$0.23)		-
Balance, December 31, 2025	4,000,000	$0.16(CAD$0.225)	3.76	1,959,830
Reclassified to warrant liabilities (Note 13.2)	(4,000,000)	$0.16(CAD$0.225)		-
Balance, March 31, 2026	-	-	-	-

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

16.	STOCK OPTIONS AND RESTRICTED STOCK UNITS

The Company’s board of directors adopted the 2020 Equity Incentive Plan (the “Plan”) on July 21, 2020. The maximum number of common shares that may be issued in respect of awards under the Plan is equal to 20% of the total SV Shares outstanding. The Company may issue stock options, stock appreciation rights, restricted stock and restricted stock units (“RSU’s”).

16.1	Stock options

The following table summarizes the stock option movements for the three months ended March 31, 2026 and year ended December 31, 2025:

	Number of stock options	Weighted average exercise price	Aggregate intrinsic value ($USD)
Balance, December 31, 2024	15,365,000	$0.37(CAD$0.51)	$4,527,243
Granted	2,330,000	$0.61(CAD$0.83)	-
Exercised	(2,764,167)	$0.15(CAD$0.21)	703,068
Forfeited	(1,040,833)	$0.43(CAD$0.60)	-
Balance, December 31, 2025	13,890,000	$0.45(CAD$0.61)	$1,835,510
Granted	225,000	$0.39(CAD$0.55)	-
Exercised	(200,000)	$0.11(CAD$0.15)	38,740
Forfeited	(250,000)	$0.44(CAD$0.62)	-
Balance, March 31, 2026	13,665,000	$0.37(CAD$0.52)	$768,885

On January 22, 2026, the Company granted 225,000 stock options to employees of the Company. The stock options have an exercise price of $0.39 (CAD$0.55) and expire on December 31, 2029. The options vest in three equal tranches on each of December 31, 2026, December 31, 2027 and December 31, 2028.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

16.	STOCK OPTIONS AND RESTRICTED STOCK UNITS (CONTINUED)

16.1	Stock options (continued)

During the three months ended March 31, 2026, 200,000 options were exercised into SV shares for gross proceeds of $21,839 (CAD$30,000).

The following is a summary of the outstanding stock options as at March 31, 2026:

Expiry Date	Outstanding (#)	Aggregate intrinsic value ($)	Exercisable (#)	Aggregate intrinsic value ($)	Exercise price ($)	Remaining contractual life (years)
April 19, 2026	300,000	58,110	300,000	58,110	$0.11(CAD$0.15)	0.05
January 10, 2027	3,525,000	682,796	3,525,000	682,796	$0.11(CAD$0.15)	0.78
September 14, 2027	200,000	17,218	133,333	11,479	$0.22(CAD$0.30)	1.46
November 16, 2027	500,000	10,761	500,000	10,761	$0.28(CAD$0.39)	1.63
August 31, 2027	4,610,000	-	3,189,988	-	$0.60(CAD$0.84)	1.42
December 31, 2028	500,000	-	166,666	-	$0.67(CAD$0.93)	2.76
February 3, 2029	2,000,000	-	520,000	-	$0.62(CAD$0.87)	2.85
March 18, 2028	30,000	-	15,000	-	$0.53(CAD$0.74)	1.97
August 31, 2028	75,000	-	49,999	-	$0.60(CAD$0.84)	2.42
September 3, 2029	300,000	-	75,000	-	$0.44(CAD$0.61)	3.43
August 31, 2029	1,400,000	-	933,333	-	$0.60(CAD$0.84)	3.42
December 31, 2029	225,000	-	-	-	$0.39(CAD$0.55)	3.76
Balance, March 31, 2026	13,665,000	768,885	9,408,319	763,146	$0.37(CAD$0.52)	1.79

During the three months ended March 31, 2026, the Company recognized share-based compensation expense of $154,994 (Q1 2025 - $312,629) related to vesting of stock options. As at March 31, 2026, the Company has unrecognized stock-based compensation expense of $616,764 associated with outstanding stock options.

The Company computes the fair value of stock options granted using the Black-Scholes option pricing model. The expected term used for options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee share purchase option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

16.	STOCK OPTIONS AND RESTRICTED STOCK UNITS (CONTINUED)

16.1	Stock options (continued)

The Company applied the following inputs in the Black-Scholes option pricing model for the three months ended March 31, 2026 and year ended December 31, 2025:

	March 31, 2026	December 31, 2025
Share price	$0.40(CAD$0.55)	$0.60(CAD$0.94)
Expected life options (years)	2.94	2.53
Expected volatility	71.82%	94.77%
Expected dividend yield	0%	0%
Risk-free interest rate	2.58%	2.62%
Black-Scholes value of each option	$0.19	$0.34

16.2	Restricted stock units

The following table summarizes the RSU’s movements for the three months ended March 31, 2026 and year ended December 31, 2025:

	Number of RSUs (#)	Weighted average issue price ($)	Aggregate intrinsic value ($)
Balance, December 31, 2024	725,700	$0.63(CAD$0.86)	469,040
Granted to employees	1,234,375	$0.66(CAD$0.91)	729,045
Exercised	(463,575)	$0.66(CAD$0.90)	257,250
Balance, December 31, 2025	1,496,500	$0.65(CAD$0.89)	764,300
Balance, March 31, 2026	1,496,500	$0.65(CAD$0.89)	450,915

The following is a summary of the outstanding RSU’s as at March 31, 2026:

Expiry Date	Exercise price	Outstanding at March 31, 2026	Weighted average remaining contractual life (years)
December 31, 2026	$0.66(CAD$0.91)	60,000	0.75
January 1, 2027	$0.61(CAD$0.83)	1,436,500	0.76
	$0.65(CAD$0.89)	1,496,500	0.76

The Company computes the fair value of RSU’s granted based on the Company’s share price at the grant date. During the three months ended March 31, 2026, share-based compensation expense includes $nil related to RSU’s (Q1 2025 - $1,123,281).

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

17.	EARNINGS PER SHARE

The calculation of earnings per share for the three months ended March 31, 2026 and 2025 are as follows:

	2025	2024
	$	$
Net Income (loss) attributable to shareholders	(2,702,217)	598,782
Weighted average number of SV Shares outstanding	249,914,536	227,189,980
Dilutive effect of stock options outstanding	-	26,407
Dilutive effect of RSUs outstanding	-	1,668,375
Dilutive effect of warrants outstanding	-	2,911,113
Diluted weighted average number of SV Shares outstanding	249,914,536	231,795,875

Basic net income (loss) per share	(0.01)	0.00
Diluted net income (loss) per share	(0.01)	0.00

The following table displays the securities that have been excluded from the computation because their effects would be anti-dilutive:

	Three months ended March 31,
	2026	2025
	#	#
Stock options	13,665,000	-
RSUs	1,496,500	-
Warrants	4,000,000	-
Total	19,161,500	-

18.	INCOME TAXES

The Company is a Canadian resident company, as defined in the Income Tax Act (Canada) (the “ITA”), for Canadian income tax purposes. However, it has subsidiaries that are treated as United States corporations for US federal income tax purposes per the Internal Revenue Code (US) (“IRC”) and are thereby subject to federal income tax on their worldwide income. As a result, the Company is subject to taxation both in Canada and the United States.

The Company has computed its provision for income taxes based on the actual effective tax rate for the quarter as management believes this is the best estimate for the annual effective tax rate. Significant judgment is required in evaluating the Company’s uncertain tax position and determining the provision for income taxes.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

18.	INCOME TAXES (continued)

A summary of the Company’s income tax expense and effective tax rate is as follows:

	Three months ended March 31,
	2026	2025
	$	$
Income (loss) before income taxes and noncontrolling interest	(1,696,520)	1,374,180
Income tax expense	(516,871)	(631,310)
Effective tax rate	30%	(46)%

As at March 31, 2026, the Company recorded an uncertain tax liability of $9,280,905 (December 31, 2025 - $8,383,888) for uncertain tax positions primarily related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. These uncertain tax positions, inclusive of penalties and interest, are included in Other non-current liabilities on the condensed consolidated balance sheets, net of net operating loss carry-forwards.

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

19.	SUPPLEMENTAL CASH FLOW INFORMATION

The changes to the Company’s operating assets and liabilities for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
	2026	2025
	$	$
Accounts receivable	(331,356)	(783,053)
Inventory	(178,724)	(770,560)
Prepaid expenses	47,359	(583,735)
Accounts payable and accrued liabilities	1,568,022	(364,836)
Income tax payable	(9,038)	(367,601)
Uncertain tax position liability	897,017	623,714
Total	1,993,280	(2,246,071)

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

19.	SUPPLEMENTAL CASH FLOW INFORMATION (continued)

Interest and income taxes paid in cash for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31,
	2026	2025
	$	$
Income taxes paid in cash	57,235	645,055
Interest paid in cash	256,181	112,301

Non-cash investing and financing activities for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
	2026	2025
	$	$
Fair value of SV Shares issued to settle convertible debentures	-	2,468,534
Property, plant and equipment acquired through finance leases	-	208,351
Reclassification of warrants from equity to warrant liability	1,539,665	-
Right-of-use assets obtained in exchange for operating lease liabilities	969,222	-

20.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2026 and 2025, the Company incurred the following related party transactions.

Transactions with related parties

Related parties of the Company include affiliates, entities for which investments are accounted for by the equity method, officers, and directors of the Company and members of their immediate families, and management involved in the financial statement preparation and members of their immediate families.

Transactions with related parties are presented in the following table:

	Three months ended March 31,
	2026	2025
	$	$
Salaries and consulting fees	358,693	283,962
Lease payments made to CEO	51,346	68,648
Fees paid to entity controlled by spouse of majority owner	557,785	76,961
Share-based compensation expense	90,728	114,607
Total	1,058,552	544,178

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

20.	RELATED PARTY TRANSACTIONS (CONTINUED)

Included in accounts payable and accrued liabilities as at March 31, 2026 was $530,740 (December 31, 2025 - $159,413) due to related parties. As at March 31, 2025 lease liabilities (comprised of operating and finance lease liabilities) of $1,053,512 (December 31, 2025 - $1,237,695) were due to related parties.

Debt balances and movements with related parties

The following table sets out portions of debt pertaining to related parties which are included in consideration payable on business acquisitions and long-term debt:

	CEO(1)	Director(1)	GM(1)	ABCO Holdings, Inc.(2)	Total
	$	$	$	$	$
Balance, December 31, 2024	223,142	101,428	1,702,993	460,938	2,488,501
Borrowed	-	-	-	-	-
Interest	10,906	4,957	416,414	68,437	500,714
Payments	(73,259)	(33,299)	(431,975)	-	(538,533)
Balance, December 31, 2025	160,789	73,086	1,687,432	529,375	2,450,682
Borrowed	-	-	-	-	-
Interest	2,148	976	123,524	16,875	143,523
Payments	(18,315)	(8,325)	(113,910)	-	(140,550)
Balance, March 31, 2026	144,622	65,737	1,697,046	546,250	2,453,655

(1)	Amounts contained within business acquisition consideration payable.
(2)	ABCO Holdings, Inc. (“ABCO Holdings”) is a related party because of its majority ownership interest in ABCO. Amounts contained within long-term debt.

As part of the agreements transacted during the year ended October 31, 2020, to acquire interest in GR Michigan and Canopy, the Company incurred consideration payable on business acquisitions of $360,000 which has a maturity date of April 1, 2028. During the three months ended March 31, 2026, interest payments of $13,500 were made against this balance (2025 - interest payments of $16,200).

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

On May 29, 2025, Canopy Management LLC was dissolved, and all existing agreements and obligations were assigned and transferred to Grown Rogue Unlimited, LLC.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

21.	FINANCIAL INSTRUMENTS

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis, categorized within the fair value hierarchy:

	Level in Fair Value Hierarchy	March 31, 2026	December 31, 2025
	$	$	$
Financial Assets:
Warrants asset	Level 2	2,912,188	5,103,272

Financial Liabilities:
Derivative liability	Level 2	70,664	137,041
Warrant liabilities	Level 3	768,951	-

The fair value of the warrants asset is measured using the Black-Scholes option pricing model with inputs including the underlying share price, risk-free interest rate, expected volatility, and remaining term, consistent with the valuation methodology applied in the Company’s audited consolidated financial statements for the year ended December 31, 2025.

The derivative liability represents the bifurcated conversion features embedded in the Company’s convertible debentures, accounted for separately under ASC 815. The fair value is measured using the Black-Scholes option pricing model with inputs including the underlying share price, risk-free interest rate, expected volatility, and remaining term to maturity, consistent with the valuation methodology applied in the Company’s audited consolidated financial statements for the year ended December 31, 2025.

22.	SEGMENT REPORTING

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

The Company’s general corporate administration expenses are included within “Corporate” to reconcile the reportable segments to the financial statements. The Company’s CODM reviews the results of the Company’s operating segments based on the total revenues, gross profit and net income (loss) in his evaluation of the performance of the operating segments to make decisions regarding resource allocations within the Company.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

22.	SEGMENT REPORTING (continued)

Segmented operational activity for the three months ended March 31, 2026 and 2025 is as follows:

Segments	Oregon	Michigan	New Jersey	Corporate	Total
	$	$	$	$	$
March 31, 2026:
Total revenue	2,996,764	2,743,527	3,415,367	-	9,155,658
Gross profit	551,164	1,325,263	2,081,207	-	3,957,634
Net income (loss)	64,417	349,578	1,044,791	(3,672,177)	(2,213,391)

March 31, 2025:
Total revenue	2,873,347	2,505,116	1,771,720	-	7,150,183
Gross profit	1,303,832	1,129,086	930,829	-	3,363,747
Net income (loss)	682,024	508,656	709,263	(1,157,073)	742,870

Entity-wide disclosures

All revenue for the three months ended March 31, 2026 and 2025 was earned in the United States. For the three months ended March 31, 2026 and 2025 no customer represented more than 10% of the Company’s net revenue. As at March 31, 2026 and December 31, 2025, no customer represented more than 10% of the Company’s receivables.

A summary of the Company’s long-lived tangible assets disaggregation by geographic area is as follows:

Segments	Oregon	Michigan	New Jersey	Corporate	Total
	$	$	$	$	$
Non-current assets other than financial instruments:
As at March 31, 2026	6,467,314	3,644,180	14,484,459	13,178,620	37,774,573
As at December 31, 2025	5,712,897	3,853,192	13,949,466	11,638,995	35,154,550

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

23.	NON-CONTROLLING INTERESTS

The activity in non-controlling interest for three months ended March 31, 2026 and year ended December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
	$	$
Balance, beginning of period	3,015,133	1,629,981
Sale of 20% ownership of GRMA	2,985,000	-
Dividends issued from Golden Harvest to minority owner	(56,800)	(115,000)
Dividends issued from GRMA to minority owner	(28,356)	-
Net income for the period attributed to non-controlling interest	488,826	1,500,152
Balance, end of period	6,403,803	3,015,133

During the three months ended March 31, 2026, the Company sold 20% of its ownership in GRMA through the sale of 20 voting preferred units of GRMA (the “GRMA Units”) at a par value of $150 per unit for gross proceeds of $3,000,000 and paid issuance costs of $15,000. The GRMA Units pay a minimum cumulative non‑compounded preferred return of 15% per annum on unreturned capital contributions. If required quarterly distributions are not paid within the specified grace period, the preferred return increases to 20% per annum, compounded quarterly, until paid.

24.	COMMITMENTS AND CONTINGENCIES

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

On December 8, 2025, ABCO, entered into an agreement with Blackwell & Associates, (“Blackwell”) for the construction of the Grandview Phase II project located at 1425 Grandview Avenue, Paulsboro, New Jersey. Under the agreement, payment is structured on a cost-plus-a-fee basis without a guaranteed maximum price. The total estimated cost of the project is approximately $1,430,000 which includes the cost of the work plus Blackwell’s fee. Blackwell’s fee is comprised of 6% overhead and 9% profit applied to the cost of the work as defined in the agreement. Because the agreement does not include a guaranteed maximum price, the final cost of the work may differ from this estimate, and the Company’s ultimate obligation under the contract could be higher or lower than the estimated amount depending on actual costs incurred. Work is required to commence no later than 10 days from the date of the agreement, with substantial completion targeted by April 15, 2026, subject to adjustments for changes in the contract documents. The work may be approved and executed in phases at the Company’s discretion, with Company approval required in writing for each phase. Either party may terminate the contract for cause or convenience; however, no termination fee is payable to Blackwell in the event the Company terminates for convenience. Blackwell is considered a related party as it is controlled by the spouse of the majority owner of ABCO Holdings.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

24.	COMMITMENTS AND CONTINGENCIES (continued)

Sea Craft, LLC Acquisition

On March 11, 2026, the Company, through its majority-owned subsidiary Grown Rogue Management Associates, LLC (“GRMA”), entered into a Membership Interest Purchase Agreement with the members of Sea Craft, LLC (“Sea Craft”), the holder of an Illinois Adult Use Cannabis Craft Grower License. Pursuant to the agreement, and subject to receipt of the regulatory approvals necessary to consummate the transaction, GRMA agreed to acquire 49% of Sea Craft’s issued and outstanding ownership interests. The agreement also grants the majority holder of Sea Craft’s remaining issued and outstanding ownership interests an option, subject to certain conditions precedent, to require GRMA to purchase those remaining interests.

As at March 31, 2026, the regulatory approvals required to consummate the transaction had not been obtained, and accordingly, the acquisition had not closed.

25.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued, and determined that the following subsequent events occurred as of that date:

On April 8, 2026, the Company executed an amendment to extend one of its commercial facility leases representing the exercise of a five-year extension option under the original lease agreement. The extended lease term commences on July 1, 2026 and expires on June 30, 2031. Base rent during the extension term begins at $20,000 per month in the first year and increases by 3% annually. The facility, located in Jackson Country, Oregon is leased from the Company’s CEO. The extension has been reflected in the Company’s lease liabilities and right of use assets as an addition at March 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of the Company’s financial condition and results of operations together with the Company’s financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Special Note Regarding Forward-Looking Statements

Certain of the information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) is based upon express or implied estimates, projections or other “forward-looking statements” within the meaning of the U.S. federal securities laws. Such forward-looking statements include any projections or estimates made by Grown Rogue International, Inc. (“we,” “us,” “our,” or the “Company”) and our management in connection with our business operations. These statements may relate to future events or our future financial performance. This Quarterly Report may also contain estimates, projections data, and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates, derived from reports, research surveys, studies and similar materials prepared by third parties, industry and general publications, government data and similar sources.

In some cases you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of those terms or other comparable terminology that does not relate strictly to historical or factual matters. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results may vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested therein. Such forward-looking statements involve various risks and uncertainties and other factors, including those risks described in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as may be updated from time to time in our periodic filings with the SEC which are accessible on the SEC’s website at www.sec.gov, and which may cause our actual results, levels of activities, performance or achievements to be materially different from any projected results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties. All forward-looking statements in this Quarterly Report apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report and in other filings we make with the SEC. Except as required by applicable law, including federal securities laws, we do not undertake to update or revise any of forward-looking statements to reflect subsequent events or conform those statements to actual results.

Business Overview

The Company is a vertically integrated, multi-state cannabis operator focused on high-quality, low-cost production of premium flower and pre-roll products. Through its subsidiaries, the Company cultivates, manufactures, possesses, and distributes cannabis in the United States, with operations spanning Oregon, Michigan, New Jersey, and Illinois. Flower-based products, including indoor flower, sungrown (outdoor) flower, and pre-rolls, remain the Company’s strategic focus, reflecting management’s view that flower continues to lead category share in most state markets.

The Company manages indoor and outdoor cultivation in the Rogue Valley of Southern Oregon, an indoor cultivation facility in Bay City, Michigan operated through Golden Harvests, LLC, indoor cultivation in Paulsboro, New Jersey operated through ABCO Garden State, LLC, and joint-venture operations in Illinois through Rogue EBC, LLC, with additional Illinois activity initiated in the first quarter of 2026 as discussed under “Recent Developments” below.

For a more detailed description of our business, history, products, brand strategy, and competitive positioning, refer to “Part I, Item 1. Business” in our Annual Report.

Recent Developments

In addition to events discussed elsewhere in this Quarterly Report, the following developments occurred during, or have a direct bearing on, the three months ended March 31, 2026:

Stock option exercise. On January 12, 2026, the Company issued 200,000 SV Shares pursuant to the exercise of stock options for total proceeds of approximately $21,615 (CAD$30,000). As a result, total SV Shares issued and outstanding increased from 249,738,980 at December 31, 2025 to 249,938,980 on March 31, 2026.

Illinois expansion. On March 12, 2026, the Company announced that it had taken operational control of a cannabis production facility in Dwight, Illinois, through its affiliates Grown Rogue Management Associates, LLC (“GRMA”), an 80% owned subsidiary of the Company, and entered into a Membership Interest Purchase Agreement to acquire a 49% interest in SEA Craft, the holder of an Illinois Adult Use Cannabis Craft Grower License. The agreement provides GRMA with an option, subject to regulatory approval and performance-based conditions, to acquire the remaining 51% of SEA Craft, and concurrently grants the holder of those remaining interests an option, subject to certain conditions precedent, to require GRMA to purchase those remaining interests. The transaction is subject to regulatory approval by the Illinois Department of Agriculture, and as of March 31, 2026 the regulatory approvals required to consummate the transaction had not been obtained, and accordingly, the acquisition had not closed. The Company expects the acquisition to close in the second quarter of 2026.

Concurrently, SEA Craft entered into a three-year lease with Innovative Industrial Properties, Inc. (“IIP”) for a 43,000 square foot facility in Dwight, Illinois, including approximately 10,000 square feet of indoor flowering canopy, with capacity to expand to the 14,000 square feet permitted under the craft grow license. The lease is supported by a corporate guarantee provided by the Company.

To support the projected capital needs of the Illinois operation, the Company sold a 20% non-controlling interest in GRMA for gross proceeds of $3,000,000, less issuance costs of $15,000, resulting in net proceeds of $2,985,000. The outside investor’s interest takes the form of 20 non-voting preferred units of GRMA (the “GRMA Units”) that are reported as non-controlling interest in the Company’s condensed consolidated financial statements. The GRMA Units carry a cumulative non-compounded preferred return of 15% per annum on unreturned capital contributions, escalating to 20% per annum compounded quarterly if required quarterly distributions are not paid within the specified grace period. At the holders’ discretion, for a period of up to three years, the GRMA Units may be converted into SV Shares of the Company at a conversion price of $0.65 per SV Share. For further discussion, see Note 23 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ABCO Phase II construction. As previously disclosed in our Annual Report, on December 8, 2025, ABCO entered into an agreement with Blackwell & Associates (“Blackwell”) for the construction of the Grandview Phase II project located at 1425 Grandview Avenue, Paulsboro, New Jersey, on a cost-plus-a-fee basis without a guaranteed maximum price. The total estimated cost is approximately $1,430,000, which includes the cost of the work plus Blackwell’s fee, subject to adjustments under the contract documents. Construction continued during the three months ended March 31, 2026. Blackwell is considered a related party as it is controlled by the spouse of the majority owner of ABCO Holdings.

Functional currency change. Effective January 1, 2026, the Company changed its functional currency from the Canadian Dollar to the U.S. dollar based on management’s determination that the U.S. dollar had become the Company’s primary economic environment due to changes in underlying transactions, events, and operating conditions. The change was applied prospectively in accordance with ASC 830, Foreign Currency Matters. Translated amounts of non-monetary assets and liabilities at December 31, 2025 became the historical accounting basis for those assets and liabilities at January 1, 2026, and the cumulative translation adjustment previously recognized in accumulated other comprehensive loss has not been reversed. For further discussion, see Note 2.1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Reclassification of warrants to derivative liability. As a result of the change in functional currency described above, 4,000,000 warrants previously classified within shareholders’ equity no longer met the criteria for equity classification under U.S. GAAP and were reclassified to a derivative liability measured at fair value, with subsequent changes in fair value recognized through profit or loss. On January 1, 2026, the Company recognized $1,539,665 of warrant liability with a corresponding decrease in share capital. During the three months ended March 31, 2026, the Company recorded an unrealized gain of $770,714 on changes in the fair value of the warrant liability, resulting in a warrant liability balance of $768,951 at March 31, 2026. For further discussion, see Note 13.2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Significant items contributing to the change in net income (loss) are summarized below. Total revenue for the three months ended March 31, 2026 was $9,155,658, an increase of $2,005,475 or approximately 28% as compared to $7,150,183 for the three months ended March 31, 2025. The increase in revenue was driven by continued growth at our New Jersey operations, which contributed $3,415,367 to revenue in the current quarter as compared to $1,771,720 in the prior-year quarter, supplemented by year-over-year growth in the Oregon and Michigan operations.

Total Revenues

All revenue for the three months ended March 31, 2026 and 2025 was earned from product sales of cannabis flower and pre-roll products. No service revenue was recorded in either period, consistent with the termination of the Vireo Growth consulting agreement in October 2024.

Cost of Revenues and Gross Profit

Cost of finished cannabis inventory sold for the three months ended March 31, 2026 was $5,198,024, an increase of $1,411,588 or approximately 37% as compared to $3,786,436 for the three months ended March 31, 2025. Cost of revenues grew at a rate faster than the rate of revenue growth (28%), largely due to mix and higher operating lease costs included in cost of sales.

Gross profit for the three months ended March 31, 2026 was $3,957,634, an increase of $593,887 or approximately 18% as compared to $3,363,747 for the three months ended March 31, 2025.

Operating Expenses

Total operating expenses for the three months ended March 31, 2026 were $3,857,980, a decrease of $215,168 or approximately 5% as compared to $4,073,148 for the three months ended March 31, 2025. The decrease was driven principally by lower share-based compensation expense ($154,994 in the current quarter as compared to $1,435,910 in the prior-year quarter, reflecting the timing of restricted share unit vesting) and lower depreciation expense ($91,162 in the current quarter as compared to $104,984 in the prior-year quarter), partially offset by an increase in general and administrative expenses to $3,611,824 in the current quarter as compared to $2,532,254 in the prior-year quarter, reflecting headcount and infrastructure additions in support of growth and expansion activities.

Other Income (Expense)

Total other income (expense), net was ($1,796,175) for the three months ended March 31, 2026 as compared to $2,083,581 for the three months ended March 31, 2025, a decrease of $3,879,756. The current-quarter result was driven principally by a $2,191,084 unrealized loss on the Vireo Growth warrant asset (compared to a $1,172,492 unrealized loss in the prior-year quarter) reflecting the decline in Vireo Growth’s share price during the period, partially offset by a $770,714 unrealized gain on the warrant liability that was reclassified from equity on January 1, 2026 in connection with the functional currency change, and a $66,377 unrealized gain on the Western Alliance Bank interest rate swap derivative. Interest and accretion expense was $549,980 in the current quarter as compared to $258,171 in the prior-year quarter, reflecting the larger outstanding balance under the Western Alliance Bank credit facility.

Income Tax Expense

Income tax expense for the three months ended March 31, 2026 was $516,871, with a corresponding effective tax rate of approximately 30.5%, as compared to $631,310 and an effective tax rate of approximately (46%) (on pre-tax income) for the three months ended March 31, 2025. The effective tax rate continues to be heavily influenced by the Company’s uncertain tax positions related to the treatment of certain transactions and deductions under Section 280E of the Internal Revenue Code. As at March 31, 2026, the uncertain tax liability totaled $9,280,905 (December 31, 2025 - $8,383,888), inclusive of penalties and interest, and is included in other non-current liabilities.

Net Income (Loss)

Net loss for the three months ended March 31, 2026 was ($2,213,391) as compared to net income of $742,870 for the three months ended March 31, 2025. Net loss attributable to shareholders was ($2,702,217) for the current quarter as compared to net income attributable to shareholders of $598,782 for the prior-year quarter.

Segment Reporting

The Company operates in three reportable segments - Oregon, Michigan, and New Jersey - with general corporate and administrative expenses included within “Corporate” to reconcile the reportable segments to the financial statements. The following summarizes performance by segment for the three months ended March 31, 2026 and 2025:

For the three months ended March 31, 2026: net revenue of $2,996,764 (Oregon), $2,743,527 (Michigan), and $3,415,367 (New Jersey); gross profit of $551,164 (Oregon), $1,325,262 (Michigan), and $2,081,208 (New Jersey); and net income (loss) of $64,417 (Oregon), $349,578 (Michigan), $1,044,791 (New Jersey), and $(3,676,177) (Corporate).

For the three months ended March 31, 2025: net revenue of $2,873,347 (Oregon), $2,505,116 (Michigan), and $1,771,720 (New Jersey); gross profit of $1,303,832 (Oregon), $1,129,086 (Michigan), and $930,829 (New Jersey); and net income (loss) of $682,024 (Oregon), $508,656 (Michigan), $709,263 (New Jersey), and $(1,157,073) (Corporate).

All revenue for the three months ended March 31, 2026 and 2025 was earned in the United States. For the three months ended March 31, 2026 and 2025, no customer represented more than 10% of the Company’s net revenue, and as at March 31, 2026 and December 31, 2025, no customer represented more than 10% of the Company’s accounts receivable.

Non-GAAP Financial Measures (EBITDA and Adjusted EBITDA)

In addition to financial measures presented in accordance with U.S. GAAP, management uses non-GAAP financial measures, including EBITDA and Adjusted EBITDA, to evaluate operating performance, for financial and operational decision-making, planning and forecasting purposes, and to compare results across accounting periods. EBITDA is defined as net income or loss before interest, taxes, depreciation and amortization, further adjusted to remove transaction costs, share-based compensation expense, accretion expense, gain or loss on derecognition of derivative liabilities, and other non-cash items or items not representative of operational performance. Adjusted EBITDA is EBITDA further adjusted for the impact of significant or unusual transactions, including, where applicable, costs associated with business acquisitions and pre-opening operating costs of new production locations.

These non-GAAP financial measures do not have any defined meaning under U.S. GAAP and may not be comparable to similarly titled measures presented by other companies. They should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with U.S. GAAP. Adjusted EBITDA is intended to provide a proxy for the Company’s operating cash flow before changes in non-cash working capital.

The following table provides a reconciliation of net income (loss), as reported, to EBITDA and Adjusted EBITDA (non-GAAP) for the three months ended March 31, 2026 and 2025:

Adjusted EBITDA Reconciliation Table (Preliminary, Unaudited)
(US$)
	Three Months Ended March 31,
	2026	2025
	$	$
Adjusted EBITDA Reconciliation
Net income (loss)	(2,213,391)	742,870
Add back depreciation of property and equipment included in cost of sales	822,531	434,202
Add back interest and interest accretion expense	549,980	258,171
Add back depreciation of property and equipment	91,162	104,984
Add back loss on equity investment in associate	99,657	153,734
Add back income tax expense	516,871	631,310
Deduct gain on derivative liability	(66,377)	(2,835,085)
Deduct interest expense and other income (expense)	(207,455)	(832,893)
Add back changes in FV on warrants asset and liability	1,420,370	1,172,492
EBITDA	1,013,346	(170,215)

Add back share-based compensation	154,994	1,435,910
Deduct GAAP bad debt conversion adjustment	-	(79,000)
Add back pre-operational startup costs ¹	396,165	-
Adjusted EBITDA	1,564,505	1,186,695

1	During the three months ended March 31, 2026 and 2025, we incurred $396,165 and $nil, respectively, in pre-operational startup costs associated with the investments in Minnesota.

These figures are management’s preliminary calculations and remain subject to finalization by the finance team for any one-time adjustments (including, without limitation, transaction or acquisition costs, pre-opening operating costs of new production locations, and other items not representative of operational performance) consistent with the methodology applied in our Annual Report.

Liquidity and Capital Resources

Sources of Liquidity

Our ability to generate cash in the short term is based upon sales from production and financing proceeds, and in the long term is based upon sales from production (including production from investments to increase output), growth by business acquisitions, or a combination thereof. Investments to increase production or acquire businesses may require further financing. We generate operating cash flows from sales of cannabis products, the margins on which contribute to coverage of our other operating costs. Historically, we have raised financing through debt and equity, which has been and is expected to continue to be invested in the business in order to improve yields, fund operating costs, and facilitate strategic expansion.

We are typically able to sell inventory shortly after it reaches finished goods, with sales primarily made on cash-on-delivery terms or with short net terms. Our ability to fund operations, to plan capital expenditures, and to plan acquisitions, depends on future operating performance and cash flows and the availability of capital by way of debt or equity investment in the Company, which are subject to prevailing economic conditions and financial, business, and other factors, some of which are beyond our control.

We believe that our cash on hand at March 31, 2026, projected cash flows from current and future anticipated sales of finished goods, and net proceeds from current and anticipated financing activities, will be sufficient to meet our liquidity and capital resource requirements for the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.

Working Capital

At March 31, 2026 and December 31, 2025, our working capital was approximately $17,394,336 and $16,590,979, respectively, calculated as current assets less current liabilities (excluding the derivative liability and, for the current period, the warrant liabilities, in each case representing non-cash fair value items). Cash and cash equivalents were $13,701,247 at March 31, 2026 as compared to $11,371,834 at December 31, 2025. Total current assets were $24,855,479 at March 31, 2026 as compared to $22,178,714 at December 31, 2025, with the increase reflecting growth in cash and cash equivalents and accounts receivable.

Total current liabilities were $8,300,758 at March 31, 2026 as compared to $5,724,776 at December 31, 2025, with the increase reflecting growth in accounts payable and accrued liabilities ($2,731,607 at March 31, 2026 as compared to $1,262,519 at December 31, 2025) and the reclassification of $768,951 of warrant liabilities from non-current liabilities to current liabilities effective January 1, 2026 in connection with the change in functional currency, partially offset by a slight decrease in income tax payable to $286,980 at March 31, 2026 (December 31, 2025 - $296,018).

We expect significant ongoing fluctuations in working capital over time as we continue to invest in expansion of cultivation capacity at ABCO Garden State, LLC and the initial build-out of operations in Dwight, Illinois. We have historically been able to meet commitments, modify debt maturities, and raise new financing as required to respond to changes in our liquidity position, although there is no guarantee we will be able to do so in the future.

Cash Flows

Cash and cash equivalents increased by $2,329,413 during the three months ended March 31, 2026 to $13,701,247, as compared to an increase of $4,914,717 during the three months ended March 31, 2025 (from $4,917,708 at January 1, 2025 to $9,832,425 at March 31, 2025).

Operating Activities

Net cash provided by operating activities was $2,534,524 for the three months ended March 31, 2026, as compared to net cash used in operating activities of ($1,004,580) for the three months ended March 31, 2025. The current-quarter result reflects approximately $1,939,688 in favorable changes in non-cash working capital, principally driven by an increase in accounts payable and accrued liabilities of $1,469,088 and an increase in the uncertain tax position liability of $897,017, partially offset by an increase in accounts receivable and a slight decrease in income tax payable.

Investing Activities

Net cash used in investing activities was ($2,874,613) for the three months ended March 31, 2026, as compared to $(333,822) for the three months ended March 31, 2025. The current-quarter use was driven principally by $2,517,414 in property and equipment additions (compared to $241,532 in the prior-year quarter), supporting the build-out of cultivation capacity at ABCO Garden State, LLC through the Grandview Phase II project, the Company’s ongoing build out in Minnesota, $200,000 in investments into Rogue EBC, LLC equity interest, and $157,199 in payments of business acquisition consideration payable.

Financing Activities

Net cash provided by financing activities was $2,669,413 for the three months ended March 31, 2026, as compared to $6,245,287 for the three months ended March 31, 2025. Significant financing activities for the current quarter included: net proceeds of $2,985,000 from the sale of a 20% non-controlling interest in GRMA (gross proceeds of $3,000,000 less $15,000 of issuance costs); $21,839 in proceeds from stock option exercises; $500,000 in proceeds from long-term debt; $743,460 in repayment of long-term debt and finance leases; and $85,156 of distributions to the non-controlling interests in subsidiaries (combining $28,356 of GRMA preferred return distributions and $56,800 of dividends paid by Golden Harvests, LLC to its non-controlling interest holder).

Indebtedness

Our long-term debt and related obligations consist primarily of: (i) a senior secured credit facility (the “Credit Facility”) with Bridge Bank, a division of Western Alliance Bank (“WAB”), entered into on March 27, 2025 and amended and upsized on September 9, 2025, providing for maximum borrowings of up to $12,000,000 (fully drawn as of December 31, 2025), with a four-year term and bearing interest at the greater of (a) the Secured Overnight Financing Rate plus 4.9% and (b) 9.0% per annum; (ii) a secured note of GRU Properties, LLC dated January 12, 2024 in the principal amount of $1,285,000, maturing December 1, 2027; (iii) secured promissory notes of ABCO Garden State, LLC issued from time to time under a $1,100,000 advance facility with PMW LLC, bearing interest at 16% per annum; and (iv) a $450,000 convertible promissory note of ABCO dated October 17, 2024, bearing interest at 15% per annum and maturing October 17, 2027 (subject to extensions tied to the receipt of approval by the New Jersey Cannabis Regulatory Commission of GR Unlimited’s option to acquire equity of Nile of NJ LLC). On May 13, 2025 and September 15, 2025, we entered into interest rate swap agreements with respect to each of the $7,000,000 and $5,000,000 tranches of the Credit Facility, resulting in a blended interest rate of approximately 7.84%.

The Credit Facility contains negative covenants requiring that we maintain a fixed charge coverage ratio (as defined therein) of less than 1.5 to 1.0 and a leverage ratio (as defined therein) of no more than 2.0 to 1.0, in each case as of the last day of any fiscal quarter. As of December 31, 2025, we were in compliance with all such covenants.

As of March 31, 2026, the Company believes it was in compliance with all financial covenants under the Credit Facility, including the fixed charge coverage ratio and leverage ratio (each as defined therein).

In addition, as described under “Recent Developments” above, during the first quarter of 2026 the Company sold a 20% non-controlling interest in GRMA for net proceeds of $2,985,000.

For a complete description of our long-term debt, convertible debentures, derivative liability, and consideration payable on business acquisitions, refer to Notes 13, 14, 15, and 16 to the audited consolidated financial statements included in our Annual Report, and to Notes 11, 12, and 13 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

Set out below are undiscounted minimum future lease payments after March 31, 2026 based on the Company’s operating and finance leases. Total operating lease payments are approximately $28,221,812 (consisting of $2,138,920 in 2026, $2,710,116 in 2027, $2,800,069 in 2028, $2,893,248 in 2029, $2,503,747 in 2030, and $15,175,712 thereafter), less unamortized interest of approximately $13,637,899, resulting in a total operating lease liability of approximately $14,583,913. Total finance lease payments are approximately $235,000 (consisting of $161,250 in 2026 and $73,874 in 2027), less unamortized interest of approximately $25,000, resulting in a total finance lease liability of approximately $210,000. The increase in operating lease obligations from December 31, 2025 primarily reflects the impact of signed lease extensions with the CEO for the Lars property quartering April of 2026.

Contractual maturities of long-term debt as of March 31, 2026 are approximately $3,941,000 due within one year, $3,669,000 due in years two through three, and $7,937,000 due thereafter, totaling undiscounted long-term debt obligations of approximately $15,547,000, less unamortized interest of approximately $2,865,262, for a total long-term debt liability of $12,682,124. For a complete description of the Company’s debt obligations, refer to Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2026 and 2025, we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Significant areas requiring estimation and judgment include the assessment of transactions as business combinations or asset acquisitions; the valuation and costing of inventory; the impairment of long-lived and indefinite-lived intangible assets; fair value measurements (including share-based compensation, derivative assets and liabilities, and warrant assets and liabilities); the recoverability and measurement of deferred tax assets and liabilities; the recognition and measurement of uncertain tax positions, including those arising under Section 280E of the Internal Revenue Code; and the consolidation of entities in which we hold less than a majority of voting rights or in which we are deemed to be the primary beneficiary of a variable interest entity.

There have been no material changes to our critical accounting policies and estimates from those disclosed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued and recently adopted accounting pronouncements and their expected impact, if any, on our consolidated financial statements, refer to Note 3 - Significant Accounting Policies in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and to Note 3 to the audited consolidated financial statements included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following SV Shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering:

During the period ended March 31, 2026, the Company sold a 20% non-controlling interest in its subsidiary GRMA, in the form of 20 non-voting preferred units of GRMA, for gross proceeds of $3,000,000. The GRMA Units may be converted, at the holders’ discretion and for a period of up to three years, into subordinate voting shares of the Company at a conversion price of $0.65 per share, representing 4,615,384 subordinate voting shares on an as-converted basis.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Certificate of Incorporation dated September 22, 1978	20-F	0-53646	1.1	April 29, 2009
3.2	Articles of Amendment dated January 14, 1985	20-F	0-53646	1.2	April 29, 2009
3.3	Articles of Amendment dated August 16, 2000	20-F	0-53646	1.3	April 29, 2009
3.4	Articles of Amalgamation dated November 30, 2009	6-K	0-53646	–	December 1, 2009
3.5	Articles of Amendment, effective March 16, 2012	6-K	0-53646	–	March 9, 2012
3.6	Articles of Amendment, effective August 25, 2014	6-K	0-53646	–	August 20, 2014
3.7	Articles of Amendment, effective February 1, 2016	6-K	0-53646	–	February 4, 2016
3.8	Articles of Amendment, effective February 29, 2016	6-K	0-53646	–	March 9, 2016
3.9	Articles of Amendment, effective May 26, 2017	6-K	0-53646	–	April 28, 2017
3.10	Articles of Amendment, effective November 1, 2018	6-K	0-53646	–	November 5, 2018
3.11	Articles of Amendment, effective June 27, 2024	6-K	0-53646	6	July 5, 2024
3.12	Bylaw No. 1	20-F	0-53646	1.4	April 29, 2009
3.13	Special Bylaw No. 1	20-F	0-53646	1.5	April 29, 2009
3.14	By-Law No. 1, February 24, 2012	6-K	0-53646	–	February 1, 2012
3.15	Amended and Restated By-Law No. 1, enacted February 3, 2020	6-K	0-53646	1	December 2, 2020
4.1*	Subscription Agreement, effective March 9, 2026
10.1	Morton Commercial Lease Agreement, dated February 1, 2020, by and between David Pleitner, LLC and Golden Harvests, LLC, a subsidiary of the Registrant (“Golden Harvests”)	20-F	0-53646	4.3	March 13, 2024
10.2	Morton Annex Commercial Lease Agreement, dated December 21, 2021, by and between David Pleitner, LLC and Golden Harvests	20-F	0-53646	4.19	March 13, 2024
10.3	Trail Commercial Lease Agreement, dated January 1, 2021, by and between Jesse Obie Strickler and Grown Rogue Gardens, LLC, a subsidiary of the Registrant (“GR Gardens”)	20-F	0-53646	4.4	March 13, 2024
10.4	Lars Commercial Lease Agreement, dated July 1, 2021 by and between 2046 Lars, LLC and GR Gardens (as amended on December 20, 2021)	20-F	0-53646	4.18	March 13, 2024
10.5	Ross Lane Lease and Option Agreement, dated December 20, 2022, by and between Lender Capital, LLC and GR Gardens	20-F	0-53646	4.27	March 13, 2024
10.6	Unsecured Convertible Debenture Certificate, dated December 2, 2022, by and between Mindset Value Fund and the Registrant	20-F	0-53646	4.22	March 13, 2024

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.7	Unsecured Convertible Debenture Certificate, dated December 2, 2022, by and between Mindset Value Wellness Fund and the Registrant	20-F	0-53646	4.25	March 13, 2024
10.8	Unsecured Convertible Debenture Certificate, dated July 13, 2023, by and between Mindset Value Fund and the Registrant	20-F	0-53646	4.31	March 13, 2024
10.9	Unsecured Convertible Debenture Certificate, dated August 17, 2023, by and between Mindset Value Wellness Fund and the Registrant	20-F	0-53646	4.34	March 13, 2024
10.10	Unsecured Convertible Debenture Certificate, dated August 17, 2023, by and between Mindset Value Wellness Fund and the Registrant	20-F	0-53646	4.37	March 13, 2024
10.11	Option Agreement (49%), dated October 3, 2023, by and between ABCO Garden State LLC (“ABCO”) and Grown Rogue Unlimited, LLC, a subsidiary of the Registrant (“GR Unlimited”)	20-F	0-53646	4.42	March 13, 2024
10.12	Option Agreement (21%), dated October 3, 2023, by and between ABCO and GR Unlimited	20-F	0-53646	4.41	March 13, 2024
10.13	Secured Drawn Down Promissory Note, dated October 3, 2023, by and between Iron Flag, LLC and GR Unlimited	20-F	0-53646	4.40	March 13, 2024
10.14	Warrant Certificate, dated October 5, 2023, by and between Vireo Growth Inc. (formerly known as Goodness Growth Holdings, Inc.) (“Vireo Growth”) and the Registrant	20-F	0-53646	4.43	March 13, 2024
10.15	Warrant Certificate, dated October 5, 2023, by and between Vireo Growth and the Registrant	20-F	0-53646	4.44	March 13, 2024
10.16	Equity Purchase Agreement, dated April 24, 2024, by and between Jesse Obie Strickler and GR Unlimited	20-F	0-53646	4.45	April 30, 2024
10.17	Membership Interest Purchase Agreement, dated April 24, 2024, by and between David Pleitner and Canopy Management, LLC, a subsidiary of the Registrant (“Canopy”)	20-F	0-53646	4.46	April 30, 2024
10.18	Guaranty Agreement, dated April 24, 2024, by and between David Pleitner, GR Unlimited, the Registrant and Canopy	20-F	0-53646	4.47	April 30, 2024
10.19*	Membership Interest Purchase Agreement, dated March 11, 2026, by and between SEA Craft, LLC and GR Unlimited
10.20*	Secured Promissory Note, dated March 11, 2026, by and between Inventionport, Inc. and GR Unlimited
10.21*	Secured Promissory Note, dated March 11, 2026, by and between Forefathers Ventures, LLC. and GR Unlimited
21	Subsidiaries of the Registrant	20-F	0-53646	8.1	March 13, 2024

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1*	Section 1350 Certification of the Principal Executive Officer
32.2*	Section 1350 Certification of the Principal Financial Officer
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWN ROGUE INTERNATIONAL INC.

/s/ Obie Strickler
By: Obie Strickler
President and Chief Executive Officer and Director (Principal Executive Officer)
Dated: May 12, 2026

/s/ Andrew Marchington
By: Andrew Marchington
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: May 12, 2026