Form 10-Q
period 2026-06-30
Grown Rogue International Inc.
filed 2026-08-05
CIK 1463000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 4, 2026, the registrant had 249,938,980 Subordinate Voting Shares and 0 Multiple Voting Shares outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GROWN ROGUE INTERNATIONAL INC.

Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

Expressed in United States Dollars

(Unaudited)

Grown Rogue International Inc.

Condensed Consolidated Balance Sheets

As at June 30, 2026 and December 31, 2025

(Expressed in United States Dollars) - Unaudited

	June 30, 2026	December 31, 2025
	$	$
ASSETS
Current assets
Cash and cash equivalents	11,532,826	11,371,834
Accounts receivable, net (Note 4)	3,675,083	2,908,270
Inventory (Note 5)	6,714,122	7,081,295
Prepaid expenses	355,531	563,912
Derivative asset (Note 12)	11,342	-
Current portion of notes receivable (Note 8)	265,972	253,403
Total current assets	22,554,876	22,178,714
Other long-term assets	300,000	300,000
Warrants asset (Note 6)	2,355,605	5,103,272
Other investments (Note 7)	1,480,610	1,358,860
Notes receivable (Note 8)	1,756,032	1,683,757
Lease receivable	94,022	94,022
Property and equipment, net (Note 9)	17,820,475	14,055,552
Right of use assets (Note 10)	13,838,966	13,414,406
Deferred tax asset	1,795,003	1,522,760
Intangible assets	3,025,193	3,025,193
TOTAL ASSETS	65,020,782	62,736,536
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	2,544,834	1,262,519
Current portion of operating lease liabilities (Note 10)	1,020,063	844,421
Current portion of finance lease liabilities (Note 10)	158,219	152,705
Current portion of long-term debt (Note 11)	3,002,684	2,576,228
Current portion of business acquisition consideration payable	464,486	455,844
Derivative liability	-	137,041
Warrant liabilities (Note 12)	1,106,118	-
Income tax payable	412,770	296,018
Total current liabilities	8,709,174	5,724,776
Operating lease liabilities (Note 10)	13,404,472	13,010,805
Finance lease liabilities (Note 10)	40,565	67,782
Long-term debt (Note 11)	9,730,478	10,019,301
Business acquisition consideration payable	1,545,805	1,611,637
Other non-current liabilities	9,830,257	8,383,888
TOTAL LIABILITIES	43,260,751	38,818,189

Commitments and contingencies (Note 23)
Subsequent events (Note 24)

SHAREHOLDERS’ EQUITY
Subordinate voting common shares, convertible into multiple voting common shares, no par value; unlimited shares authorized; 249,938,980 and 249,738,980 shares issued and outstanding as at June 30, 2026 and December 31, 2025, respectively	61,375,330	62,589,075
Multiple voting common shares, no par value; unlimited shares authorized; nil and nil shares issued and outstanding as at June 30, 2026 and December 31, 2025, respectively	-	-
Accumulated other comprehensive loss	(121,906)	(121,906)
Accumulated deficit	(45,959,008)	(41,563,955)
Equity attributable to shareholders	15,294,416	20,903,214
Non-controlling interests (Note 22)	6,465,615	3,015,133
TOTAL SHAREHOLDERS’ EQUITY	21,760,031	23,918,347
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	65,020,782	62,736,536

The accompanying notes form an integral part of these condensed consolidated financial statements.

Grown Rogue International Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the three and six months ended June 30, 2026 and 2025

(Expressed in United States Dollars, except share amounts) - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Revenue
Product sales	11,273,837	8,009,987	20,429,495	15,160,170
Total revenue	11,273,837	8,009,987	20,429,495	15,160,170
Cost of goods sold
Cost of finished cannabis inventory sold	(5,903,860)	(4,455,502)	(11,101,884)	(8,241,938)
Total cost of goods sold	(5,903,860)	(4,455,502)	(11,101,884)	(8,241,938)
Gross profit	5,369,977	3,554,485	9,327,611	6,918,232
Operating expenses
Amortization (Notes 9, 10)	65,650	107,927	156,812	212,911
General and administrative	4,318,584	2,678,372	7,930,407	5,210,626
Share-based compensation (Note 15)	149,087	336,825	304,081	1,772,735
Total operating expenses	4,533,321	3,123,124	8,391,300	7,196,272
Income (loss) from operations	836,656	431,361	936,311	(278,040)
Other income (expense)
Interest expense (Note 11, 12)	(429,240)	(432,553)	(979,220)	(690,724)
Other income (expense)	(116,128)	(173,887)	49,140	623,069
Interest income	104,356	36,337	146,543	72,274
Unrealized gain (loss) on derivative liability (Note 12)	82,006	(2,892,027)	148,383	(27,654)
Realized gain on derivative liability (Note 12)	-	5,889,032	-	5,859,744
Unrealized loss on warrant asset (Note 6)	(556,583)	(168,162)	(2,747,667)	(1,340,654)
Unrealized gain (loss) on warrant liability (Note 12)	(337,167)	-	433,547	-
Loss on equity investment in associate (Note 7)	(193,593)	(114,686)	(293,250)	(268,420)
Total other income (expense), net	(1,446,349)	2,144,054	(3,242,524)	4,227,635
Income (loss) before income tax expense	(609,693)	2,575,415	(2,306,213)	3,949,595
Income tax expense (Note 17)	(871,331)	(920,037)	(1,388,202)	(1,551,347)
Net income (loss)	(1,481,024)	1,655,378	(3,694,415)	2,398,248
Other comprehensive income
Currency translation adjustment	-	(6,547)	-	1,285
Total comprehensive income (loss)	(1,481,024)	1,648,831	(3,694,415)	2,399,533

Basic income (loss) per share	(0.01)	0.01	(0.02)	0.01
Basic weighted average number of subordinate voting common shares outstanding	249,938,980	247,015,784	249,926,825	237,157,649
Diluted income (loss) per share	(0.01)	0.01	(0.02)	0.01
Diluted weighted average number of subordinate voting common shares outstanding	249,938,980	252,922,833	249,926,825	243,607,029

Net income (loss) for the period attributable to:
Shareholders	(1,692,836)	1,499,975	(4,395,053)	2,098,757
Non-controlling interest	211,812	155,403	700,638	299,491
Net income (loss)	(1,481,024)	1,655,378	(3,694,415)	2,398,248

Total comprehensive income (loss) for the period attributable to:
Shareholders	(1,692,836)	1,322,312	(4,395,053)	2,100,042
Non-controlling interest	211,812	326,519	700,638	299,491
Total comprehensive income (loss)	(1,481,024)	1,648,831	(3,694,415)	2,399,533

The accompanying notes form an integral part of these condensed consolidated financial statements.

Grown Rogue International Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2026 and 2025

(Expressed in United States Dollars, except share amounts) - Unaudited

	Subordinate voting common shares		Paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interests	Total shareholders’ equity
	#		$	$	$	$	$
Balance - December 31, 2024	222,446,113	-	52,365,328	(125,930)	(43,293,760)	1,629,981	10,575,619
Exercise of stock options	50,000		16,038	-	-	-	16,038
Settlement of July Convertible Debentures	4,505,625		2,468,534	-	-	-	2,468,534
Settlement of restricted share units	291,700		-	-	-	-	-
Share-based compensation expense	-		1,435,910	-	-	-	1,435,910
Currency translation adjustment	-		-	7,832	-	-	7,832
Net income	-	-	-	-	598,782	144,088	742,870
Balance - March 31, 2025	227,293,438	-	56,285,810	(118,098)	(42,694,978)	1,774,069	15,246,803
Exercise of stock options	2,650,000		386,806	-	-	-	386,806
Settlement of July Convertible Debentures	19,559,500		4,954,275	-	-	-	4,954,275
Dividend issued from Golden Harvests, LLC to minority owner	-		-	-	-	(70,000)	(70,000)
Share-based compensation expense	-		336,825	-	-	-	336,825
Currency translation adjustment	-		-	(6,547)	-	-	(6,547)
Net income	-	-	-	-	1,499,975	155,403	1,655,378
Balance - June 30, 2025	249,502,938	-	61,963,716	(124,645)	(41,195,003)	1,859,472	22,503,540

Balance - December 31, 2025	249,738,980	-	62,589,075	(121,906)	(41,563,955)	3,015,133	23,918,347
Sale of non-controlling interest in GRMA	-		-	-	-	2,985,000	2,985,000
Exercise of stock options	200,000		21,839	-	-	-	21,839
Distributions to non-controlling interests in subsidiaries	-		-	-	-	(85,156)	(85,156)
Reclassification of warrants	-		(1,539,665)	-	-	-	(1,539,665)
Share-based compensation expense	-		154,994	-	-	-	154,994
Net income (loss)	-	-	-	-	(2,702,217)	488,826	(2,213,391)
Balance - March 31, 2026	249,938,980	-	61,226,243	(121,906)	(44,266,172)	6,403,803	23,241,968
Distributions to non-controlling interests in subsidiaries	-		-	-	-	(150,000)	(150,000)
Share-based compensation expense	-		149,087	-	-	-	149,087
Net income (loss)	-	-	-	-	(1,692,836)	211,812	(1,481,024)
Balance - June 30, 2026	249,938,980	-	61,375,330	(121,906)	(45,959,008)	6,465,615	21,760,031

The accompanying notes form an integral part of these condensed consolidated financial statements.

Grown Rogue International Inc.

Condensed Consolidated Statements of Changes in Cash Flows

For the six months ended June 30, 2026 and 2025

(Expressed in United States Dollars, unless otherwise indicated) - Unaudited

	2026	2025
	$	$
Operating activities
Net income (loss)	(3,694,415)	2,398,248
Adjustments for non-cash items in net income (loss) and earnings impact of warrant liability reclassification:
Depreciation of property and equipment	156,812	212,911
Depreciation of property and equipment included in costs of finished cannabis inventory sold	1,577,038	795,337
Lease costs included in costs of finished cannabis inventory sold	542,497	927,805
Share-based compensation	304,081	1,772,735
Interest and accretion expense	979,220	690,724
Other income	-	(5,251)
Interest income	(84,844)	(72,274)
Unrealized (gain) loss on derivative liability	(148,383)	27,654
Realized (gain) loss on derivative liability	-	(5,859,744)
Unrealized loss on warrant asset	2,747,667	1,340,654
Unrealized gain on warrant liability	(433,547)	-
Loss on equity investment in associate	293,250	268,420
Deferred income taxes	(272,243)	(55,184)
Changes in operating assets and liabilities (Note 18)	2,280,732	(3,098,916)
Net cash provided by (used in) operating activities	4,247,865	(656,881)

Investing activities
Purchase of property and equipment	(5,498,773)	(241,532)
Payments of business acquisition consideration payable	(377,988)	(254,828)
Investment in Rogue EBC, LLC equity interest	(415,000)	(468,000)
Net cash used in investing activities	(6,291,761)	(964,360)

Financing activities
Sale of non-controlling interest in GRMA, net of issuance costs	2,985,000	-
Proceeds from exercise of stock options	21,839	402,844
Proceeds from long-term debt	1,000,000	7,471,063
Distributions to non-controlling interests in subsidiaries	(235,156)	(70,000)
Debt issuance costs	-	(246,913)
Repayment of long-term debt	(1,529,295)	(1,169,064)
Payment of interest on convertible debentures	-	(79,755)
Repayment of finance lease	(37,500)	(6,250)
Net cash provided by financing activities	2,204,888	6,301,925

Effect of foreign exchange on cash and cash equivalents	-	1,285

Change in cash and cash equivalents	160,992	4,681,969
Cash and cash equivalents, beginning of period	11,371,834	4,917,708
Cash and cash equivalents, end of period	11,532,826	9,599,677

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made. All such adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company has prepared audited consolidated financial statements in accordance with U.S. GAAP for the year ended December 31, 2025. These condensed consolidated financial statements and the accompanying note disclosures have been prepared on a basis consistent with the Company’s audited consolidated financial statements and reflect only those adjustments necessary, in the opinion of management, for fair presentation of the results for the interim periods.

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

For the comparative period (six months ended June 30, 2025), when the Company’s functional currency was CAD, assets and liabilities were translated to USD at exchange rates prevailing at the end of the reporting period, and income and expense items were translated at the average exchange rates for the period. Exchange differences arising from translation were recognized in other comprehensive income (loss) and reported as currency translation reserve in shareholders’ equity.

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

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

2.	BASIS OF PRESENTATION (CONTINUED)

2.3	Basis of consolidation (CONTINUED)

A summary of the Company’s subsidiaries included in these financial statements as at June 30, 2026 is as follows:

Entity	Defined term	Location	Purpose	Percentage held
Grown Rogue Unlimited, LLC	“GR Unlimited”	Oregon	U.S. Holding Company	100%
Grown Rogue Gardens, LLC	“GR Gardens”	Oregon	Operating Entity (Cultivation)	100%
GRU Properties, LLC	“GRU Properties”	Oregon	Property Management	100%
GRIP, LLC	“GRIP”	Oregon	Marketing/Branding	100%
Grown Rogue Distribution, LLC	“GR Distribution”	Oregon	Operating Entity (Distribution)	100%
Rogue EBC, LLC	“Rogue EBC”	Illinois	Operating Entity (Cultivation)	79	%*
Canopy Management, LLC	“Canopy”	Michigan	Holding Company	100	%**
Golden Harvests LLC	“Golden Harvests”	Michigan	Operating Entity (Cultivation)	80%
Grown Rogue Retail Ventures, LLC	“GR Retail”	Delaware	Holding Company	100%
Grown Rogue West New York, LLC	“West NY”	New Jersey	Holding Company (Retail)	44	%***
ABCO Garden State, LLC	“ABCO”	New Jersey	Operating Entity (Cultivation)	70%
Grown Rogue Management Associates, LLC	“GRMA”	Illinois	Operating Entity (Cultivation)	80	%****

*	The Company does not have the unilateral ability to direct the activities of Rogue EBC. Accordingly, the investment is accounted for as a joint venture under ASC 323, Investments – Equity Method and Joint Ventures, using the equity method (Note 7). During the year ended December 31, 2025, Rogue EBC consolidated Cannequality, LLC (“Cannequality”), a wholly owned subsidiary that held the cannabis license used in Rogue EBC’s joint arrangement operations. Following regulatory approval, the license was transferred to Rogue EBC on January 8, 2025, and Cannequality was subsequently dissolved on May 9, 2025.
**	Canopy was dissolved in the second quarter of 2025 after regulatory milestones were achieved resulting in GR Unlimited directly holding an 80% ownership interest in Golden Harvests.
***	The Company has the unilateral ability to direct the activities of West NY and therefore the Company consolidates West NY in accordance with ASC 810, Consolidation.
****	During the six months ended June 30, 2026, the Company sold 20% of its ownership in GRMA through the sale of 20 voting preferred units of GRMA (the “GRMA Units”) (Note 22).

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

There have been no transfers between fair value hierarchy levels during the three and six months ended June 30, 2026 and 2025.

The Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are recorded at cost. The carrying values of these financial instruments approximate their fair value due to their short-term maturities. The Company’s note receivable, long-term debt, business acquisition consideration payable, and convertible debentures are valued at amortized cost using the effective interest rate method. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest risks arising from these financial instruments. The Company’s warrant asset and derivative liability are measured using the Black-Scholes option pricing model (Notes 6 and 12, respectively).

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

For interim reporting purposes, the Company computes its income tax provision using an estimated annual effective tax rate method, as required under ASC 740, Income Taxes. Under this method, the Company estimates its annual effective income tax rate and applies that rate to year-to-date ordinary income or loss to determine the interim tax provision. The estimated annual effective tax rate reflects expected annual taxable income or loss, permanent items and discrete items identifiable to specific periods, which are recognized in the period in which they occur. The estimated annual effective tax rate is reviewed and updated at each interim reporting date, with any adjustment recognized in the period of change.

Recently adopted accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires enhanced disclosures regarding the nature and composition of certain expense captions presented on the income statement. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. Because the standard only affects disclosures, the Company does not expect adoption to have a material impact on its consolidated financial position, results of operations, or cash flows; however, it expects additional footnote disclosures will be required upon adoption. The Company is currently evaluating the disclosure requirements of the standard.

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

4.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable composition is as follows:

	June 30, 2026	December 31, 2025
	$	$
Trade receivables, net of provision for expected credit losses	3,663,148	2,897,603
Taxes receivable	11,935	10,667
Total accounts receivable, net	3,675,083	2,908,270

As at June 30, 2026, trade receivables was presented net of an allowance for expected credit losses of $720,659 (December 31, 2025 - $748,239). Taxes receivable relate to goods and services taxes receivable from the Government of Canada.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

5.	INVENTORY

The Company’s inventory composition is as follows:

	June 30, 2026	December 31, 2025
	$	$
Raw materials	449,602	1,038,876
Work in process	1,790,903	1,291,575
Finished goods	4,473,617	4,750,844
Total Inventory	6,714,122	7,081,295

No inventory reserve adjustments were made for the periods presented.

6.	WARRANTS ASSET

Warrants are comprised of 333,333 warrants of Vireo Growth Inc. (“Vireo Growth”). The warrants may be exercised for 333,333 subordinate voting shares of Vireo Growth, at a strike price equal to $6.69 (CAD$9.51) (the “Vireo Warrants”).

The Vireo Warrants are remeasured at fair value through profit and loss at each reporting period using the Black-Scholes option pricing model. The fair value of the Vireo Warrants at June 30, 2026, was estimated to be $2,355,605 (December 31, 2025 - $5,103,272) using the following inputs:

Date	Expected dividends	Expected volatility	Risk-free rate of interest	Expected term (years)	Closing price per common share
December 31, 2025	0%	129.30%	2.90%	2.76	$18.30(CAD$24.90)
June 30, 2026	0%	121.74%	2.74%	2.27	$10.23(CAD$14.00)

On June 5, 2026 Vireo Growth Inc. enacted a 30-1 reverse split. The number of warrants and comparative closing price per common share have been retroactively applied.

During the three and six months ended June 30, 2026, the Company recorded an unrealized loss on the change in fair value of the warrants asset of $556,583 and $2,747,667, respectively (three and six months ended June 30, 2025 – $168,162 and $1,340,654, respectively).

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

7.	OTHER INVESTMENTS

On March 5, 2024, the Company signed a definitive agreement to form Rogue EBC, a joint venture with EBC Ventures. Rogue EBC holds a craft growers license with the Illinois Department of Agriculture. Grown Rogue owns 79% of the joint venture and has contributed capital to support the development of the facility. The joint venture agreement includes multiple purchase options, which ultimately give the Company the ability to acquire 100% of the membership interests of the joint venture subject to approval by the Illinois Department of Agriculture. The Company does not have the unilateral ability to direct activities of Rogue EBC and therefore the investment constitutes a joint venture in accordance with ASC 323, Investments – Equity Method and Joint Ventures.

The investment in Rogue EBC has been accounted for using the equity method as follows:

	June 30, 2026	December 31, 2025
	$	$
Balance, beginning of period	1,358,860	575,967
Investment in Rogue EBC	415,000	735,855
Loss on equity investment in associate	(293,250)	(452,962)
Deposit on purchase of remaining Rogue EBC	-	500,000
Balance, end of period	1,480,610	1,358,860

The following table presents summarized financial information for Rogue EBC:

	June 30, 2026	December 31, 2025
	$	$
Current assets	169,235	136,563
Non-current assets	3,639,665	4,113,350
Total assets	3,808,900	4,249,913

Current liabilities	2,798	172,618
Non-current liabilities	2,683,696	3,000,179
Total liabilities	2,686,494	3,172,797

Net Assets	1,122,406	1,077,116
Company share of net assets	890,278	858,860

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Revenue	-	-	-	-
Gross profit	-	-	-	-
Net loss	(242,170)	(159,884)	(369,711)	(378,250)
Company share of net loss	(193,593)	(114,686)	(293,250)	(268,420)

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

8.	NOTES RECEIVABLE

Transactions related to the Company’s notes receivable for the six months ended June 30, 2026 and year ended December 31, 2025, include the following:

	June 30, 2026	December 31, 2025
	$	$
Balance, Beginning of period	1,937,160	1,538,011
Advances	-	250,000
Accrued interest	84,844	149,149
Balance, end of period	2,022,004	1,937,160

Accrued interest for the three and six months was $42,657 and $84,844, respectively (2025 - $36,337 and $72,274, respectively).

No allowance for credit losses has been recorded as of June 30, 2026 and December 31, 2025.

9.	PROPERTY AND EQUIPMENT

	June 30, 2026	December 31, 2025
	$	$
Computer and office equipment	7,650	16,283
Production equipment and other	4,623,763	4,874,034
Land	1,533,793	1,533,793
Construction in progress	5,988,602	489,340
Leasehold improvements	16,745,882	16,439,529
Gross property and equipment	28,899,690	23,352,979
Less: Accumulated amortization	(11,079,215)	(9,297,427)
Property and equipment, net	17,820,475	14,055,552

Finance lease right-of-use assets are included within property and equipment, net in the accompanying condensed consolidated balance sheets. Accumulated amortization associated with finance lease right-of-use assets was $182,776 and $110,205 as of June 30, 2026 and December 31, 2025, respectively.

Depreciation and amortization expense recognized in cost of revenues through inventory sold was approximately $754,507 and $1,577,038 for the three and six months ended June 30, 2026, respectively, compared to $480,121 and $795,337 for the corresponding periods in 2025. Depreciation and amortization expense recognized directly in operating expenses was approximately $65,650 and $156,812 for the three and six months ended June 30, 2026, respectively, compared to $107,927 and $212,911 for the corresponding periods in 2025.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

10.	RIGHT OF USE ASSET AND LEASE LIABILITY

The Company’s leases consist of land and buildings and equipment used in the cultivation, processing, and warehousing of its products. The leases were classified as either operating leases or finance leases in accordance with ASC 842, Leases.

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s operating leases and finance leases as of June 30, 2026 is as follows:

	Operating leases	Finance leases
	$	$
2026	1,312,195	142,500
2027	2,751,620	73,874
2028	2,791,191	-
2029	2,883,971	-
2030	2,494,052	-
Thereafter	15,400,851	-
Total lease payments	27,633,880	216,374
Less: Unamortized interest	(13,209,345)	(17,590)
Total lease liability	14,424,535	198,784
Current portion	1,020,063	158,219
Non-current portion	13,404,472	40,565

A summary of the Company’s weighted average discount rate used in calculating lease liabilities and weighted average remaining lease term is as follows:

	June 30, 2026	December 31, 2025
Operating leases:
Weighted average discount rate	11.94%	12.01%
Weighted average remaining lease term (years)	9.79	10.46
Finance leases:
Weighted average discount rate	16.00%	16.00%
Weighted average remaining lease term (years)	1.18	1.57

For the three and six months ended June 30, 2026, operating lease costs of $343,082 and $542,497, respectively (2025 – $464,858 and $927,805, respectively) was included in cost of finished cannabis inventory sold.

On April 8, 2026, the Company executed an amendment to extend one of its commercial facility leases and recognized additions to right-of-use assets and operating lease liabilities of $969,222 each. The facility lease is with the Company’s CEO (Note 19), and the extension reflects the exercise of a five-year extension option included in the original lease agreement. The extended lease term commences on July 1, 2026 and expires on June 30, 2031. Base rent during the extension period begins at $20,000 per month in the first year and increases by 3% annually.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

11.	LONG-TERM DEBT

Transactions related to the Company’s long-term debt for the six months ended June 30, 2026 and year ended December 31, 2025 include the following:

	June 30, 2026	December 31, 2025
	$	$
Balance, beginning of period	12,595,529	2,301,790
Advances	1,000,000	12,630,345
Debt issuance costs	-	(739,313)
Interest and accretion expense	666,928	870,228
Payments	(1,529,295)	(2,467,521)
Balance, end of period	12,733,162	12,595,529
Current portion	3,002,684	2,576,228
Non-current portion	9,730,478	10,019,301

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s long-term debt as of June 30, 2026 is as follows:

Amount ($)
2026	2,453,014
2027	3,815,153
2028	2,934,466
2029	6,307,420
2030	-
Thereafter	-
Total payments	15,510,053
Less: Unamortized interest	(2,776,891)
Total long-term debt	12,733,162

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

12.	DERIVATIVE ASSETS AND LIABILITIES

12.1	Western Alliance Credit Interest Rate Swap

The Company measures the interest rate swaps at fair value on a recurring basis. The fair value measurements are categorized within Level 2 of the fair value hierarchy. The Company estimates the fair value of the interest rate swaps using a discounted cash flow model and significant inputs including observable Secured Overnight Financing Rate (“SOFR”) forward curve, discount rates, credit valuation adjustments, counterparty credit risk, and non-performance risk. There were no transfers between fair value hierarchy levels during the six months ended June 30, 2026.

On March 27, 2025, the Company entered and closed a $7,000,000 credit facility with Bridge Bank, a division of Western Alliance Bank (“WAB”), which is a national, FDIC-insured commercial bank. The Company incurred financing costs of $263,374 in connection with closing the loan. The Company intends to use the loan proceeds to support existing growth initiatives, provide additional working capital, and refinancing a small amount of existing debt. The credit facility has a term of four years and bears interest at a rate equal to the greater of a) the SOFR plus 4.9% and b) 9.0% per annum. Based on the current SOFR rate of 4.3%, this implies a current interest rate of 9.2% per annum. The facility amortizes over a six-year period and there are no prepayment penalties. Interest will be paid on a monthly basis. On September 9, 2025, the Company amended the credit facility limit to a maximum of $12,000,000 and a further $5,000,000 was drawn.

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

The interest rate swaps were remeasured at June 30, 2026 and were estimated to be a net derivative asset of $11,342 for both tranches (December 31, 2025 – net derivative liability of $137,041).

The following is a summary of movements in the interest rate swap during the six months ended June 30, 2026 and year ended December 31, 2025:

Interest rate swap	$
Balance, December 31, 2024	-
Initial recognition	(116,768)
Unrealized loss	(20,273)
Balance, December 31, 2025	(137,041)
Unrealized gain	148,383
Balance, June 30, 2026	11,342

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

12.	DERIVATIVE ASSETS AND LIABILITIES (CONTINUED)

12.2	Warrant liabilities

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

	June 30, 2026	December 31, 2025
	$	$
Balance, beginning of period	-	-
Fair value of warrants on reclassification	1,539,665	-
Unrealized gain on changes in fair value	(433,547)	-
Balance, end of period	1,106,118	-

During the three and six months ended June 30, 2026, the Company recorded an unrealized loss of $337,167 and an unrealized gain of $433,547, respectively, on changes in fair value of warrant liabilities (2025 – $nil and $nil , respectively).

The warrant liabilities were measured using the following inputs in the Black-Scholes option pricing model:

Date	Expected dividends	Expected volatility	Risk-free rate of interest	Expected term (years)	Exercise price	Closing price per common share
January 1, 2026	0%	74.74%	2.90%	2.76	$0.164(CAD$0.225)	$0.51(CAD$0.70)
June 30, 2026	0%	79.67%	2.97%	2.27	$0.158(CAD$0.225)	$0.39(CAD$0.56)

As at June 30, 2026 and December 31, 2025, the following warrants were issued and outstanding:

Expiry date	Number of warrants outstanding	Weighted average exercise price
October 5, 2028	4,000,000	$0.16(CAD$0.225)

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

13.	SHARE CAPITAL

13.1	Capital stock

The Company is authorized to issue an unlimited number of Subordinate Voting Shares (“SV Shares”) and Multiple Voting shares (“MV Shares”) at no par value and an unlimited number of preferred shares issuable in series. The SV Shares can be converted into MV Shares at a conversion ratio of 1,000:1, and the MV Shares carry 1,000 votes per share.

13.2	Dividends

The directors may declare dividends on one or more class of shares to the exclusion of the others or declare dividends at different rates on different classes of shares, at their discretion. No dividends shall be declared on SV Shares or the MV Shares if to do so would reduce the value of the net assets of the Company to less than the paid in capital of the common stock.

No dividends were declared on the Company’s SV Shares or MV Shares during the six months ended June 30, 2026 and the year ended December 31, 2025.

During the three and six months ended June 30, 2026, the Company’s subsidiary Golden Harvests, LLC, declared and paid dividends of $150,000 and $206,800, respectively (2025 – $nil and $nil , respectively) to its non-controlling interest holder.

During the three and six months ended June 30, 2026, the Company’s subsidiary, GRMA, declared and paid preferred return distributions on the voting preferred units of GRMA (the “GRMA Units”) of $nil and $28,356, respectively (2025 – $nil and $nil , respectively) to its non-controlling interest holder.

14.	WARRANTS CLASSIFIED AS EQUITY

The following table summarizes the warrant activities for the six months ended June 30, 2026 and the year ended December 31, 2025:

	Number of warrants outstanding	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value ($)
Balance, December 31, 2024	31,770,249	$0.19(CAD$0.26)	3.01	2,907,924
Exercise to SV shares for December warrants	(6,716,499)	$0.18(CAD$0.25)		2,245,712
Exercise to SV shares for July warrants	(13,737,500)	$0.20(CAD$0.28)		3,418,504
Exercise to SV shares for August warrants	(2,816,250)	$0.20(CAD$0.28)		938,472
Forfeit and return of cancelled warrants	(4,500,000)	$0.16(CAD$0.23)		-
Balance, December 31, 2025	4,000,000	$0.16(CAD$0.225)	2.76	1,959,830
Reclassified to warrant liabilities (Note 12.2)	(4,000,000)	$0.16(CAD$0.225)		-
Balance, June 30, 2026	-	-	-	-

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

15.	STOCK OPTIONS AND RESTRICTED STOCK UNITS

The Company’s board of directors adopted the 2020 Equity Incentive Plan (the “Plan”) on July 21, 2020. The maximum number of common shares that may be issued in respect of awards under the Plan is equal to 20% of the total SV Shares outstanding. The Company may issue stock options, stock appreciation rights, restricted stock and restricted stock units (“RSU’s”).

15.1	Stock options

The following table summarizes the stock option movements for the six months ended June 30, 2026 and year ended December 31, 2025:

	Number of stock options	Weighted average exercise price	Aggregate intrinsic value ($USD)
Balance, December 31, 2024	15,365,000	$0.37(CAD$0.51)	$4,527,243
Granted	2,330,000	$0.61(CAD$0.83)	-
Exercised	(2,764,167)	$0.15(CAD$0.21)	703,068
Forfeited	(1,040,833)	$0.43(CAD$0.60)	-
Balance, December 31, 2025	13,890,000	$0.45(CAD$0.61)	$1,835,510
Granted(1)(2)	625,000	$0.35(CAD$0.49)	-
Exercised(3)	(200,000)	$0.11(CAD$0.15)	64,813
Forfeited	(300,000)	$0.46(CAD$0.66)	-
Balance, June 30, 2026	14,015,000	$0.43(CAD$0.61)	$1,229,767

(1)	On January 22, 2026, the Company granted 225,000 stock options to employees of the Company. The stock options have an exercise price of $0.39 (CAD$0.55) and expire on December 31, 2029. The options vest in three equal tranches on each of December 31, 2026, December 31, 2027 and December 31, 2028.
(2)	On April 17, 2026, the Company granted 400,000 stock options to employees of the Company. The stock options have an exercise price of $0.33 (CAD$0.46) and expire on April 16, 2029. The options vest in three equal tranches on each of April 16, 2027, December 31, 2027 and December 31, 2028.
(3)	During the six months ended June 30, 2026, 200,000 options were exercised into SV shares for gross proceeds of $21,839 (CAD$30,000).

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

15.	STOCK OPTIONS AND RESTRICTED STOCK UNITS (CONTINUED)

15.1	Stock options (continued)

The following is a summary of the outstanding stock options as at June 30, 2026:

Expiry Date	Outstanding (#)	Aggregate intrinsic value ($)	Exercisable (#)	Aggregate intrinsic value ($)	Exercise price ($)	Remaining contractual life (years)
January 10, 2027	3,525,000	1,017,065	3,525,000	1,017,065	$0.11(CAD$0.15)	0.53
March 21, 2027	300,000	86,559	300,000	86,559	$0.11(CAD$0.15)	0.72
August 31, 2027	4,560,000	-	3,039,988	-	$0.21(CAD$0.3)	1.17
September 14, 2027	200,000	36,594	133,333	24,396	$0.27(CAD$0.39)	1.21
November 16, 2027	500,000	59,817	500,000	59,817	$0.59(CAD$0.84)	1.38
March 18, 2028	30,000	-	10,000	-	$0.65(CAD$0.93)	1.72
December 31, 2028	500,000	-	166,666	-	$0.61(CAD$0.87)	2.51
February 3, 2029	2,000,000	-	708,333	-	$0.52(CAD$0.74)	2.60
August 31, 2028	75,000	-	49,999	-	$0.59(CAD$0.84)	2.17
April 16, 2029	400,000	28,149	-	-	$0.32(CAD$0.46)	2.80
September 3, 2029	300,000	-	75,000	-	$0.43(CAD$0.61)	3.18
August 31, 2029	1,400,000	-	933,333	-	$0.59(CAD$0.84)	3.17
December 31, 2029	225,000	1,583	-	-	$0.39(CAD$0.55)	3.51
Balance, June 30, 2026	14,015,000	1,229,767	9,441,652	1,187,837	$0.43(CAD$0.61)	1.59

During the three and six months ended June 30, 2026, the Company recognized share-based compensation expense of $149,087 and $304,081, respectively (three and six months ended June 30, 2025 - $336,825 and $1,772,735 respectively) related to vesting of stock options. As at June 30, 2026, the Company has unrecognized stock-based compensation expense of $690,314 associated with outstanding stock options.

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

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

15.	STOCK OPTIONS AND RESTRICTED STOCK UNITS (CONTINUED)

15.1	Stock options (continued)

The Company applied the following inputs in the Black-Scholes option pricing model for the six months ended June 30, 2026 and year ended December 31, 2025:

	June 30, 2026	December 31, 2025
Share price	$0.36(CAD$0.49)	$0.60(CAD$0.94)
Expected life options (years)	2.66	2.53
Expected volatility	84.91%	94.77%
Expected dividend yield	0%	0%
Risk-free interest rate	2.84%	2.62%
Black-Scholes value of each option	$0.19	$0.34

15.2	Restricted stock units

The following table summarizes the RSU’s movements for the six months ended June 30, 2026 and year ended December 31, 2025:

	Number of RSUs (#)	Weighted average issue price ($)	Aggregate intrinsic value ($)
Balance, December 31, 2024	725,700	$0.63(CAD$0.86)	469,040
Granted to employees	1,234,375	$0.66(CAD$0.91)	729,045
Exercised	(463,575)	$0.66(CAD$0.90)	257,250
Balance, December 31, 2025	1,496,500	$0.65(CAD$0.89)	764,300
Balance, June 30, 2026	1,496,500	$0.65(CAD$0.89)	589,754

The following is a summary of the outstanding RSU’s as at June 30, 2026:

Expiry Date	Outstanding at June 30, 2026	Weighted average grant date fair value ($)	Weighted average remaining vesting period (years)
December 31, 2026	$60,000	0.66(CAD$0.91)	0.50
January 1, 2027	$1,436,500	0.61(CAD$0.83)	0.51
	$1,496,500	0.65(CAD$0.89)	0.51

The Company computes the fair value of RSU’s granted based on the Company’s share price at the grant date. During the three and six months ended June 30, 2026, share-based compensation expense includes $nil and $nil , respectively, related to RSU’s (three and six months ended June 30, 2025 – $nil and $1,123,281, respectively). As of June 30, 2026, there was no unrecognized compensation cost related to outstanding RSU’s.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

16.	EARNINGS PER SHARE

The calculation of earnings per share for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Net Income (loss) attributable to shareholders	(1,692,836)	1,499,975	(4,395,053)	2,098,757
Weighted average number of SV Shares outstanding	249,938,980	247,015,784	249,926,825	237,157,649
Dilutive effect of stock options outstanding	-	1,925,170	-	2,106,640
Dilutive effect of RSU’s outstanding	-	1,668,375	-	1,668,375
Dilutive effect of warrants outstanding	-	2,313,504	-	2,674,365
Diluted weighted average number of SV Shares outstanding	249,938,980	252,922,833	249,926,825	243,607,029

Basic net income (loss) per share	(0.01)	0.01	(0.02)	0.01
Diluted net income (loss) per share	(0.01)	0.01	(0.02)	0.01

The following table displays the securities that have been excluded from the computation because their effects would be anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	#	#	#	#
Stock options	14,015,000	-	13,665,000	-
RSU’s	1,496,500	-	1,496,500	-
Warrants	4,000,000	-	4,000,000	-
Total	19,511,500	-	19,161,500	-

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

17.	INCOME TAXES

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

A summary of the Company’s income tax expense and effective tax rate is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Income (loss) before income taxes and noncontrolling interest	(609,693)	2,575,415	(2,306,213)	3,949,595
Income tax expense	(871,331)	(920,037)	(1,388,202)	(1,551,347)
Effective tax rate	143%	(36)%	60%	(39)%

As at June 30, 2026, the Company recorded an uncertain tax liability of $9,830,257 (December 31, 2025 - $8,383,888) for uncertain tax positions primarily related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. These uncertain tax positions, inclusive of penalties and interest, are included in Other non-current liabilities on the condensed consolidated balance sheets, net of net operating loss carry-forwards.

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

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

18.	SUPPLEMENTAL CASH FLOW INFORMATION

The changes to the Company’s operating assets and liabilities for the six months ended June 30, 2026 and 2025 are as follows:

	Six months ended June 30,
	2026	2025
	$	$
Accounts receivable	(766,813)	(1,632,201)
Inventory	(30,575)	(2,031,828)
Prepaid expenses	208,381	(202,503)
Accounts payable and accrued liabilities	1,306,618	(395,649)
Income tax payable	116,752	(279,367)
Uncertain tax position liability	1,446,369	1,442,632
Total	2,280,732	(3,098,916)

Interest and income taxes paid in cash for the six months ended June 30, 2026 and 2025 were as follows:

	Six months ended June 30,
	2026	2025
	$	$
Income taxes paid in cash	60,420	645,055
Interest paid in cash	296,494	341,424

Non-cash investing and financing activities for the six months ended June 30, 2026 and 2025 are as follows:

	Six months ended June 30,
	2026	2025
	$	$
Fair value of SV Shares issued to settle convertible debentures	-	7,422,809
Property, plant and equipment acquired through finance leases	-	337,337
Reclassification of warrants to warrant liability from equity	1,539,665	-
Right-of-use assets arising from lease liabilities	969,222	-

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

19.	RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2026 and 2025, the Company incurred the following related party transactions.

Transactions with related parties

Related parties of the Company include affiliates, entities for which investments are accounted for by the equity method, officers, and directors of the Company and members of their immediate families, and management involved in the financial statement preparation and members of their immediate families.

Transactions with related parties are presented in the following table:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	$	$	$	$
Salaries and consulting fees	364,174	312,000	722,867	595,962
Lease payments made to CEO	52,168	68,648	104,335	137,296
Fees paid to entity controlled by spouse of majority owner	642,442	119,229	1,200,227	196,190
Share-based compensation expense	82,138	115,881	172,866	230,488
Total	1,140,922	615,758	2,200,295	1,159,937

As of June 30, 2026, the Company had amounts due to related parties of $32,821 (December 31, 2025: $159,413), which are included in accounts payable and accrued liabilities. The Company also has operating and finance lease liabilities due to related parties of $1,993,759 as of June 30, 2026, compared to $1,237,695 as of December 31, 2025.

Debt balances and movements with related parties

The following table sets out portions of debt pertaining to related parties which are included in consideration payable on business acquisitions and long-term debt:

	CEO(1)	Director(1)	GM(1)	ABCO Holdings, Inc.(2)	Total
	$	$	$	$	$
Balance, December 31, 2024	223,142	101,428	1,702,993	460,938	2,488,501
Interest	10,906	4,957	416,414	68,437	500,714
Payments	(73,259)	(33,299)	(431,975)	-	(538,533)
Balance, December 31, 2025	160,789	73,086	1,687,432	529,375	2,450,682
Interest	4,112	1,869	324,578	33,938	364,497
Payments	(36,629)	(16,650)	(304,910)	-	(358,189)
Balance, June 30, 2026	128,272	58,305	1,707,100	563,313	2,456,990

(1)	Amounts contained within business acquisition consideration payable.
(2)	ABCO Holdings, Inc. (“ABCO Holdings”) is a related party because of its majority ownership interest in ABCO. Amounts contained within long-term debt.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

19.	RELATED PARTY TRANSACTIONS (CONTINUED)

As part of the agreements transacted during the year ended October 31, 2020, to acquire interest in GR Michigan and Canopy, the Company incurred consideration payable on business acquisitions of $360,000 which has a maturity date of April 1, 2028. During the three and six months ended June 30, 2026, interest payments of $191,000 and $304,910, respectively, were made against this balance (three and six months ended June 30, 2025 – $184,450 and $200,650, respectively).

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

20.	FINANCIAL INSTRUMENTS

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis, categorized within the fair value hierarchy:

	Level in Fair Value Hierarchy	June 30, 2026	December 31, 2025
	$	$	$
Financial Assets:
Warrants asset	Level 2	2,355,605	5,103,272
Derivative asset	Level 2	11,342	-

Financial Liabilities:
Derivative liability	Level 2	-	137,041
Warrant liabilities	Level 3	1,106,118	-

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

Segmented operational activity for the three months ended June 30, 2026 is as follows:

Segments	Oregon	Michigan	New Jersey	Corporate	Total
	$	$	$	$	$
Total revenue	3,511,544	3,392,595	4,369,698	-	11,273,837
Gross profit	1,209,207	1,586,755	2,574,015	-	5,369,977
Net income (loss)	459,258	439,146	1,559,291	(3,938,719)	(1,481,024)

Segmented operational activity for the six months ended June 30, 2026 is as follows:

Segments	Oregon	Michigan	New Jersey	Corporate	Total
	$	$	$	$	$
Total revenue	6,508,307	6,136,122	7,785,066	-	20,429,495
Gross profit	1,760,370	2,912,018	4,655,223	-	9,327,611
Net income (loss)	538,327	788,724	2,604,114	(7,625,580)	(3,694,415)

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

21.	SEGMENT REPORTING (continued)

Entity-wide disclosures

All revenue for three and the six months ended June 30, 2026 was earned in the United States. For the three and six months ended June 30, 2026 no customer represented more than 10% of the Company’s net revenue. As at June 30, 2026, no customer represented more than 10% of the Company’s receivables.

A summary of the Company’s long-lived assets disaggregated by geographic area is as follows:

Segments	Oregon	Michigan	New Jersey	Corporate	Total
	$	$	$	$	$
Non-current assets other than financial instruments:
As at June 30, 2026	6,181,719	3,421,487	11,513,197	10,543,038	31,659,441

22.	NON-CONTROLLING INTERESTS

The activity in non-controlling interest for six months ended June 30, 2026 and year ended December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
	$	$
Balance, beginning of period	3,015,133	1,629,981
Sale of 20% ownership of GRMA	2,985,000	-
Dividends issued from Golden Harvest to minority owner	(206,800)	(115,000)
Dividends issued from GRMA to minority owner	(28,356)	-
Net income for the period attributed to non-controlling interest	700,638	1,500,152
Balance, end of period	6,465,615	3,015,133

During the six months ended June 30, 2026, the Company sold 20% of its ownership in GRMA through the sale of 20 GRMA Units at a par value of $150,000 per unit for gross proceeds of $3,000,000 and paid issuance costs of $15,000. The GRMA Units pay a minimum cumulative non-compounded preferred return of 15% per annum on unreturned capital contributions. If required quarterly distributions are not paid within the specified grace period, the preferred return increases to 20% per annum, compounded quarterly, until paid.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

23.	COMMITMENTS AND CONTINGENCIES

On September 22, 2022, the Securities Exchange Commission (“SEC”) issued an Order Instituting Proceedings (OIP) pursuant to Section 12(j) of Securities Exchange Act of 1934 (“1934 Act”), against the Company alleging violations of the 1934 Act, as amended, and the rules promulgated thereunder, by failing to timely file periodic reports. Section 12(j) authorizes the SEC as it deems necessary or appropriate for the protection of investors to suspend for a period not exceeding 12 months, or to revoke, the registration of a security if the SEC finds, on the record after notice and opportunity for hearing, that the issuer of such security has failed to comply with any provision of the 1934 Act, as amended, or the rules promulgated thereunder. As of June 22, 2026 this order has been dismissed.

On December 8, 2025, ABCO, entered into an agreement with Blackwell & Associates, (“Blackwell”) for the construction of the Grandview Phase II project located at 1425 Grandview Avenue, Paulsboro, New Jersey. Under the agreement, payment is structured on a cost-plus-a-fee basis without a guaranteed maximum price. The total estimated cost of the project is approximately $1,430,000 which includes the cost of the work plus Blackwell’s fee. Blackwell’s fee is comprised of 6% overhead and 9% profit applied to the cost of the work as defined in the agreement. Because the agreement does not include a guaranteed maximum price, the final cost of the work may differ from this estimate, and the Company’s ultimate obligation under the contract could be higher or lower than the estimated amount depending on actual costs incurred. Work is largely complete as of June 30, 2026 and the final stages of the contract will be complete before September 30, 2026. Blackwell is considered a related party as it is controlled by the spouse of the majority owner of ABCO Holdings.

On April 22, 2026, Grown Rogue Unlimited, LLC (the “Company”) entered into an agreement with Grow America Builders, LLC (“Grow America”) for the construction of the Phase 1 cultivation and processing facility located at 40 77th Avenue NE, Fridley, Minnesota. Under the agreement, payment is structured on a cost-plus-a-fee basis, with Grow America’s fee equal to 5.7% of the cost of the work as defined in the agreement. The contract value as stipulated in the agreement, including subsequent revisions, is $3,861,899. Although the form of agreement contemplates a guaranteed maximum price, no guaranteed maximum price was stated; accordingly, the final cost of the work may differ from this estimate, and the Company’s ultimate obligation under the contract could be higher or lower than the estimated amount depending on actual costs incurred. To date, work completed totaled $2,492,200, or approximately 65% of the revised contract sum, leaving a remaining cost to complete of $1,369,699 plus retainage of $84,283, or total remaining payments of approximately $1,454,000 as of June 30, 2026. Work is meaningfully underway, with completion expected by the end of September 2026. Either party may terminate the contract for cause or convenience; if the Company terminates for convenience, it is obligated to pay for work in place, non-refundable deposits, one month of general conditions and approximately one additional month of fees, and any subcontractor termination fees.

On January 24, 2026, Grown Rogue Unlimited, LLC (the “Company”) entered into a Master Terms and Conditions Agreement, together with a Service Level Agreement and a Site Specific Agreement (collectively, the “Agreement”), with Harvest Air LLC dba Harvest Integrated (“Harvest”) for the provision of climate-control services to approximately 22,300 square feet of cultivation, drying, and ancillary space at the Company’s facility located at 40 77th Avenue NE, Fridley, Minnesota. Under the Agreement, Harvest owns, installs, operates, and maintains HVAC and dehumidification equipment specified by model and room, and delivers controlled temperature and humidity to the Company at agreed setpoints. The Company is responsible for installation, utilities, electrical and natural gas capacity, and upkeep of the premises. The monthly recurring fee is $40,000 over a non-cancellable minimum term of 120 months, representing total undiscounted committed consideration of approximately $4,800,000.

As of June 30, 2026, the Agreement had not commenced and no amounts have been recognized in the consolidated financial statements. Under the Site-Specific Agreement, the term begins upon the installation and commissioning of equipment on a room by room basis. The Company expects the all rooms to be installed and commissioned during the third quarter of 2026 and at which time it will record the contract as a finance type lease. Accordingly, the amounts and timing of any amounts ultimately recognized, and the classification thereof, may differ from the committed consideration disclosed above.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

24.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued, and determined that the following subsequent events occurred as of that date:

Rogue EBC

On July 14, 2026 the Company received notice that its pending acquisition of the remaining 30% equity interest in Rogue EBC had been approved by the Illinois Department of Agriculture. Management anticipates the acquisition to be accounted for as an asset acquisition in accordance with FASB ASC Topic 805-50, Business Combinations – Related Issues: Asset Acquisitions. Management is evaluating the allocation of the purchase price among the acquired assets. The Company currently estimates that the acquisition will not have a material impact on its liquidity or capital resources apart from the purchase price paid.

Stock Option and RSU grants

On July 21, 2026, the Company’s board of directors approved the grant of 400,000 stock options and 2,490,000 RSUs to directors, officers and employees under the Plan, and reserved 2,890,000 SV Shares for issuance in respect of these awards. The stock options have an exercise price of $0.42 (CAD$0.60) and expire on July 21, 2030. The options vest as to 50% on June 30, 2027 and 50% on June 30, 2028 and have a fair value of $67,544 on the grant date. The RSUs vest as follows: 100,000 on January 1, 2027; 150,000 on June 30, 2028; 1,240,000 on January 1, 2029; and 1,000,000 in three equal annual tranches on January 1 of 2027, 2028 and 2029 and have a fair value of $1,042,284 on the grant date. Certain of the awards provide for immediate vesting upon termination of the holder’s engagement with the Company.

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

Recent Developments

In addition to events discussed elsewhere in this Quarterly Report, the following developments occurred during, or have a direct bearing on, the three and six months ended June 30, 2026:

Illinois expansion. On March 12, 2026, the Company announced that it had taken operational control of a cannabis production facility in Dwight, Illinois, through its affiliate Grown Rogue Management Associates, LLC (“GRMA”), an 80% owned subsidiary of the Company, and entered into a Membership Interest Purchase Agreement to acquire a 49% interest in SEA Craft, the holder of an Illinois Adult Use Cannabis Craft Grower License. The agreement provides GRMA with an option, subject to regulatory approval and performance-based conditions, to acquire the remaining 51% of SEA Craft, and concurrently grants the holder of those remaining interests an option, subject to certain conditions precedent, to require GRMA to purchase those remaining interests. The transaction is subject to regulatory approval by the Illinois Department of Agriculture. As of June 30, 2026, the status of the required regulatory approvals and the closing of the SEA Craft acquisition remain outstanding.

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

ABCO Phase II construction. As previously disclosed in our Annual Report, on December 8, 2025, ABCO entered into an agreement with Blackwell & Associates (“Blackwell”) for the construction of the Grandview Phase II project located at 1425 Grandview Avenue, Paulsboro, New Jersey, on a cost-plus-a-fee basis without a guaranteed maximum price. The total estimated cost is approximately $1,430,000, which includes the cost of the work plus Blackwell’s fee, subject to adjustments under the contract documents. Construction continued through the date of this report. Blackwell is considered a related party as it is controlled by the spouse of the majority owner of ABCO Garden State, LLC.

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

Reclassification of warrants to derivative liability. As a result of the change in functional currency described above, 4,000,000 warrants previously classified within shareholders’ equity no longer met the criteria for equity classification under U.S. GAAP and were reclassified to a warrant liability measured at fair value, with subsequent changes in fair value recognized through profit or loss. On January 1, 2026, the Company recognized $1,539,665 of warrant liability with a corresponding decrease in share capital. During the six months ended June 30, 2026, the Company recorded a net unrealized gain of $433,547 on changes in the fair value of the warrant liability (comprising an unrealized gain of $770,714 in the first quarter and an unrealized loss of $337,167 in the second quarter), resulting in a warrant liability balance of $1,106,118 at June 30, 2026. For further discussion, see Note 12.2 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Stock option exercise. On January 12, 2026, the Company issued 200,000 SV Shares pursuant to the exercise of stock options for total proceeds of approximately $21,615 (CAD$30,000). As a result, total SV Shares issued and outstanding increased from 249,738,980 at December 31, 2025 to 249,938,980 on June 30, 2026.

Equity Incentive Awards. On July 21, 2026, the Company’s board of directors approved the grant of 400,000 stock options and 2,490,000 restricted share units (“RSU’s”) to directors, officers and employees, and reserved 2,890,000 SV Shares for issuance in respect of these awards. The stock options have an exercise price of $0.42 (CAD$0.60) and expire on July 21, 2030. The options vest as to 50% on June 30, 2027 and 50% on June 30, 2028. The RSUs vest as follows: 100,000 on January 1, 2027; 150,000 on June 30, 2028; 1,240,000 on January 1, 2029; and 1,000,000 in three equal annual tranches on January 1 of 2027, 2028 and 2029. Certain of the awards provide for immediate vesting upon termination of the holder’s engagement with the Company.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Significant items contributing to the change in net income (loss) are summarized below.

Total Revenues

All revenue for the three and six months ended June 30, 2026 and 2025 was earned from product sales of cannabis flower and pre-roll products. Total revenue for the three months ended June 30, 2026 was $11,273,837, an increase of $3,263,850 or approximately 41% as compared to $8,009,987 for the three months ended June 30, 2025. For the six months ended June 30, 2026, total revenue was $20,429,495, an increase of $5,269,325 or approximately 35% as compared to $15,160,170 for the six months ended June 30, 2025. The increase in revenue was driven primarily by continued growth at our New Jersey operations, which contributed $4,369,698 to revenue in the current quarter (as compared to $2,655,954 in the prior-year quarter) and $7,785,066 for the year-to-date period (as compared to $4,427,674 in the prior-year period), supplemented by year-over-year growth in the Oregon and Michigan operations.

Cost of Revenues and Gross Profit

Cost of finished cannabis inventory sold for the three months ended June 30, 2026 was $5,903,860, an increase of $1,448,358 or approximately 33% as compared to $4,455,502 for the three months ended June 30, 2025. For the six months ended June 30, 2026, cost of finished cannabis inventory sold was $11,101,884, an increase of $2,859,946 or approximately 35% as compared to $8,241,938 for the six months ended June 30, 2025. Cost of revenues grew broadly in line with revenue, reflecting product and market mix.

Gross profit for the three months ended June 30, 2026 was $5,369,977 (a gross margin of approximately 48%), an increase of $1,815,492 or approximately 51% as compared to $3,554,485 for the three months ended June 30, 2025 (a gross margin of approximately 44%). For the six months ended June 30, 2026, gross profit was $9,327,611 (a gross margin of approximately 46%), an increase of $2,409,379 or approximately 35% as compared to $6,918,232 for the six months ended June 30, 2025 (a gross margin of approximately 46%).

Operating Expenses

Total operating expenses for the three months ended June 30, 2026 were $4,533,321, an increase of $1,410,197 or approximately 45% as compared to $3,123,124 for the three months ended June 30, 2025. For the six months ended June 30, 2026, total operating expenses were $8,391,300, an increase of $1,195,028 or approximately 17% as compared to $7,196,272 for the six months ended June 30, 2025.

The three months ended June 30, 2026 increase was driven principally by higher general and administrative expenses ($4,318,584 for the three months ended June 30, 2026 as compared to $2,678,372 in the prior-year quarter) reflecting headcount and infrastructure additions in support of growth and expansion activities, partially offset by lower share-based compensation expense ($149,087 for the three months ended June 30 2026 as compared to $336,825 in the prior-year quarter) reflecting the timing of restricted share unit and stock option vesting and lower depreciation expense ($65,650 for the three months ended June 30 2026 as compared to $107,927 in the prior-year quarter).

The year-to-date increase was driven principally by higher general and administrative expenses ($7,930,407 for the six months ended June 30, 2026 as compared to $5,210,626 for the prior-year period), reflecting headcount and infrastructure additions in support of growth and expansion activities, together with certain Golden Harvests-related taxes, partially offset by lower share-based compensation expense ($304,081 for the six months ended June 30, 2026 as compared to $1,772,735 for the prior-year period), reflecting the timing of restricted share unit and stock option vesting and lower depreciation expense ($156,812 for the six months ended June 30, 2026 as compared to $212,911 for the prior-year period).

Other Income (Expense)

Total other income (expense) was and expense of $1,446,349 for the three months ended June 30, 2026 as compared to income of $2,144,054 for the three months ended June 30, 2025, and was an expense of $3,242,524 for the six months ended June 30, 2026 as compared to income of $4,227,634 for the six months ended June 30, 2025.

The year-over-year changes were driven principally by unrealized losses on the Vireo Growth warrant asset of $556,583 in the current quarter and $2,747,667 year-to-date (as compared to unrealized losses of $168,162 and $1,340,654, respectively, in the prior-year periods), reflecting the decline in Vireo Growth’s share price, and by the absence in 2026 of the large realized and unrealized loss on the convertible-debenture derivative liability recognized in 2025 upon the extinguishment of the convertible debentures. These were partially offset by an unrealized gain on the reclassified warrant liability of $433,547 year-to-date and by higher interest income of $104,356 in the current quarter and $146,543 year-to-date (as compared to $36,337 and $72,274, respectively). Interest and accretion expense was $429,240 in the current quarter and $979,220 year-to-date (as compared to $432,553 and $690,724, respectively), with the year-to-date increase reflecting the larger average outstanding balance under the Western Alliance Bank credit facility.

Income Tax Expense

Income tax expense was $871,331 for the three months ended June 30, 2026 as compared to income of $920,037 for the three months ended June 30, 2025. Income tax expense was $1,388,202 for the six months ended June 30, 2026, as compared to $1,551,347 for the six months ended June 30, 2025. The effective tax rate continues to be heavily influenced by the Company’s uncertain tax positions related to the treatment of certain transactions and deductions under Section 280E of the Internal Revenue Code. As at June 30, 2026, the uncertain tax liability, inclusive of penalties and interest, was approximately $9,830,257 (December 31, 2025 - $8,383,888) and is included in other non-current liabilities.

Net Income (Loss)

Net loss for the three months ended June 30, 2026 was $1,481,024, as compared to net income of $1,655,378 for the three months ended June 30, 2025. For the six months ended June 30, 2026, net loss was $3,694,415 as compared to net income of $2,398,248 for the six months ended June 30, 2025. Net loss attributable to shareholders was $1,692,836 for the current quarter and $4,395,053 year-to-date, with net income attributable to non-controlling interests of $211,812 and $700,638, respectively.

Segment Reporting

The Company operates in three reportable segments – Oregon, Michigan, and New Jersey – with general corporate and administrative expenses included within “Corporate” to reconcile the reportable segments to the financial statements. The following summarizes performance by segment for the three and six months ended June 30, 2026 and 2025:

For the three months ended June 30, 2026: net revenue of $3,511,544 (Oregon), $3,392,595 (Michigan), and $4,369,698 (New Jersey); gross profit of $1,209,207 (Oregon), $1,586,755 (Michigan), and $2,574,015 (New Jersey); and net income (loss) of $459,258 (Oregon), $439,146 (Michigan), $1,559,291 (New Jersey), and $(3,938,719) (Corporate).

For the three months ended June 30, 2025: net revenue of $3,075,599 (Oregon), $2,278,434 (Michigan), and $2,655,954 (New Jersey); gross profit of $1,069,878 (Oregon), $1,020,427 (Michigan), and $1,464,180 (New Jersey); and net income (loss) of $453,385 (Oregon), $467,694 (Michigan), $851,533 (New Jersey), and $(117,234) (Corporate). Michigan segment revenue includes approximately $402,309 of excise taxes collected following the implementation of Michigan’s cannabis excise tax effective January 1, 2026.

For the six months ended June 30, 2026: net revenue of $6,508,307 (Oregon), $6,136,122 (Michigan), and $7,785,066 (New Jersey); gross profit of $1,760,370 (Oregon), $2,912,018 (Michigan), and $4,655,223 (New Jersey); and net income (loss) of $538,327 (Oregon), $788,724 (Michigan), $2,604,114 (New Jersey), and $(7,625,580) (Corporate).

For the six months ended June 30, 2025: net revenue of $5,948,946 (Oregon), $4,783,550 (Michigan), and $4,427,674 (New Jersey); gross profit of $2,373,710 (Oregon), $2,149,513 (Michigan), and $2,395,009 (New Jersey); and net income (loss) of $1,135,409 (Oregon), $976,350 (Michigan), $1,560,796 (New Jersey), and $(1,274,307) (Corporate). Michigan segment revenue for the six-month period includes approximately $748,242 of Michigan cannabis excise taxes.

All revenue for the three and six months ended June 30, 2026 and 2025 was earned in the United States. For the three and six months ended June 30, 2026 and 2025, no customer represented more than 10% of the Company’s net revenue, and as at June 30, 2026 and December 31, 2025, no customer represented more than 10% of the Company’s accounts receivable.

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

The following table provides a reconciliation of net income (loss), as reported, to EBITDA and Adjusted EBITDA (non-GAAP) for the three and six months ended June 30, 2026 and 2025:

Adjusted EBITDA Reconciliation Table (Unaudited) (US$)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	(1,481,024)	1,655,378	(3,694,415)	2,398,249
Add back amortization of property and equipment included in cost of sales	754,506	658,232	1,577,037	1,092,435
Add back interest and accretion expense	429,240	432,553	979,220	690,724
Add back amortization of property and equipment	65,650	107,927	156,812	212,911
Add back loss on equity investment in associate	193,593	114,686	293,250	268,420
Add back income tax expense	871,331	920,037	1,388,202	1,551,347
Deduct gain on derivative liability	(82,006)	(2,997,005)	(148,383)	(5,832,090)
Deduct interest and other income (expense)	11,772	137,550	(195,683)	(695,343)
Add back changes in FV on warrants asset and liability	893,750	168,162	2,314,120	1,340,654
EBITDA	1,656,812	1,197,520	2,670,160	1,027,306

Add back share-based compensation	149,087	336,825	304,081	1,772,735
Deduct GAAP bad debt conversion adjustment	-	(79,000)	-	(158,000)
Add back Golden Harvests acquisition costs	-	60,000	-	60,000
Add back pre-operational startup costs[1]	250,997	-	647,162	-
Adjusted EBITDA	2,056,896	1,515,345	3,621,403	2,702,041

1	During the three and six months ended June 30, 2026, we incurred approximately $250,997 and $647,162, respectively, in pre-operational startup costs associated with the build-out of new production locations inclusive of occupancy and pre-operational costs related to the Fridley Minnesota production facility offset by reimbursements to SEA Craft LLC; no such costs were incurred in the comparable 2025 periods.

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

We believe that our cash on hand at June 30, 2026, projected cash flows from current and future anticipated sales of finished goods, and net proceeds from current and anticipated financing activities, will be sufficient to meet our liquidity and capital resource requirements for the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.

Working Capital

At June 30, 2026 and December 31, 2025, our working capital was approximately $14,940,478 and $16,590,979, respectively, calculated as current assets less current liabilities (excluding the derivative liability and the warrant liabilities, in each case representing non-cash fair value items). Cash and cash equivalents were $11,532,826 at June 30, 2026 as compared to $11,371,834 at December 31, 2025. Total current assets were $22,554,876 at June 30, 2026 as compared to $22,178,714 at December 31, 2025.

Total current liabilities were $8,709,174 at June 30, 2026 as compared to $5,724,776 at December 31, 2025, with the increase reflecting growth in accounts payable and accrued liabilities ($2,544,834 at June 30, 2026 as compared to $1,262,519 at December 31, 2025), a higher current portion of long-term debt ($3,002,684 as compared to $2,576,228), the reclassification of warrant liabilities of $1,106,118 to current liabilities effective January 1, 2026 in connection with the change in functional currency, and an increase in income tax payable to $412,770 at June 30, 2026 (December 31, 2025 - $296,018).

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

Cash Flows

Cash and cash equivalents increased by $160,992 during the six months ended June 30, 2026 to $11,532,826, as compared to an increase of $4,681,969 during the six months ended June 30, 2025 (from $4,917,708 at January 1, 2025 to $9,599,677 at June 30, 2025).

Operating Activities

Net cash provided by operating activities was $4,247,865 for the six months ended June 30, 2026, as compared to net cash used in operating activities of $656,881 for the six months ended June 30, 2025. The current-period result reflects operating profitability and approximately $2,280,732 in favorable changes in non-cash working capital, principally driven by increases in accounts payable and accrued liabilities and in the uncertain tax position liability, partially offset by an increase in accounts receivable.

Investing Activities

Net cash used in investing activities was $6,291,761 for the six months ended June 30, 2026, as compared to $964,360 for the six months ended June 30, 2025. The current-period use was driven principally by $5,498,773 in property and equipment additions (as compared to $241,532 in the prior-year period), supporting the build-out of cultivation capacity at ABCO Garden State, LLC through the Grandview Phase II project and the Company’s ongoing expansion activities, together with $415,000 advanced on the purchase of the remaining Rogue EBC, LLC equity interest and $377,988 in payments of business acquisition consideration payable.

Financing Activities

Net cash provided by financing activities was $2,204,888 for the six months ended June 30, 2026, as compared to $6,301,925 for the six months ended June 30, 2025. Significant financing activities for the current period included: net proceeds of $2,985,000 from the sale of a 20% non-controlling interest in GRMA (gross proceeds of $3,000,000 less $15,000 of issuance costs); $1,000,000 in proceeds from long-term debt; $21,839 in proceeds from stock option exercises; $1,529,295 in repayment of long-term debt; $37,500 in repayment of finance leases; and $235,156 of distributions to non-controlling interests in subsidiaries.

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

As of June 30, 2026, the Company believes it was in compliance with all financial covenants under the Credit Facility, including the fixed charge coverage ratio and leverage ratio (each as defined therein).

In addition, as described under “Recent Developments” above, during the first quarter of 2026 the Company sold a 20% non-controlling interest in GRMA for net proceeds of $2,985,000.

For a complete description of our long-term debt, derivative liability, and consideration payable on business acquisitions, refer to Notes 13, 14, 15, and 16 to the audited consolidated financial statements included in our Annual Report, and to Notes 11 and 12 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

Set out below are undiscounted minimum future lease payments after June 30, 2026 based on the Company’s operating and finance leases. Total operating lease payments are approximately $27,633,880 (consisting of $1,312,195 for the remainder of 2026, $2,751,620 in 2027, $2,791,191 in 2028, $2,883,971 in 2029, $2,494,052 in 2030, and $15,400,851 thereafter), less unamortized interest of approximately $13,209,345, resulting in a total operating lease liability of approximately $14,424,535. Total finance lease payments are approximately $216,374 (consisting of $142,500 for the remainder of 2026 and $73,874 in 2027), less unamortized interest of approximately $17,590, resulting in a total finance lease liability of approximately $198,784.

As of June 30, 2026, total long-term debt was approximately $12,733,162 (comprising a current portion of $3,002,684 and a non-current portion of $9,730,478), as compared to $12,682,124 at March 31, 2026. Total long term debt payments are approximately $15,510,053 (consisting of $2,453,014 for the remainder of 2026, $3,815,153 in 2027, $2,934,466 in 2028, and $6,307,420 in 2029), less unamortized interest of approximately $2,776,891, resulting in a total long term debt liability of approximately $12,733,162. For a complete description of the Company’s debt obligations, refer to Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2026 and 2025, we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the applicable rules of the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

On September 22, 2022, the SEC instituted administrative proceedings against the Company alleging violations of the Exchange Act for failing to timely file its periodic reports. We have responded and are working toward resolving the matter. At present, we are current in our Exchange Act reporting, we have also filed a registration statement with the SEC to re-register our SV Shares under the Securities Act of 1933, as amended, and, once effective, we intend to seek a resolution of the administrative proceeding on the merits of our proactive registration. On June 22, 2026 this matter was dismissed.

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

During the six months ended June 30, 2026, the Company sold a 20% non-controlling interest in its subsidiary GRMA, in the form of 20 non-voting preferred units of GRMA, for gross proceeds of $3,000,000. The GRMA Units may be converted, at the holders’ discretion and for a period of up to three years, into subordinate voting shares of the Company at a conversion price of $0.65 per share, representing 4,615,384 subordinate voting shares on an as-converted basis.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Certificate of Incorporation dated September 22, 1978	20-F	0-53646	1.1	April 29, 2009
3.2	Articles of Amendment dated January 14, 1985	20-F	0-53646	1.2	April 29, 2009
3.3	Articles of Amendment dated August 16, 2000	20-F	0-53646	1.3	April 29, 2009
3.4	Articles of Amalgamation dated November 30, 2009	6-K	0-53646	–	December 1, 2009
3.5	Articles of Amendment, effective March 16, 2012	6-K	0-53646	–	March 9, 2012
3.6	Articles of Amendment, effective August 25, 2014	6-K	0-53646	–	August 20, 2014
3.7	Articles of Amendment, effective February 1, 2016	6-K	0-53646	–	February 4, 2016
3.8	Articles of Amendment, effective February 29, 2016	6-K	0-53646	–	March 9, 2016
3.9	Articles of Amendment, effective May 26, 2017	6-K	0-53646	–	April 28, 2017
3.10	Articles of Amendment, effective November 1, 2018	6-K	0-53646	–	November 5, 2018
3.11	Articles of Amendment, effective June 27, 2024	6-K	0-53646	6	July 5, 2024
3.12	Amended and Restated By-Law No. 1, enacted February 3, 2020	6-K	0-53646	1	December 2, 2020
10.1	Morton Commercial Lease Agreement, dated February 1, 2020, by and between David Pleitner, LLC and Golden Harvests, LLC, a subsidiary of the Registrant (“Golden Harvests”)	20-F	0-53646	4.3	March 13, 2024
10.2	Morton Annex Commercial Lease Agreement, dated December 21, 2021, by and between David Pleitner, LLC and Golden Harvests	20-F	0-53646	4.19	March 13, 2024
10.3	Lars Commercial Lease Agreement, dated July 1, 2021 by and between 2046 Lars, LLC and GR Gardens (as amended on December 20, 2021)	20-F	0-53646	4.18	March 13, 2024
10.4*	Lease Agreement by and between Rainbow WBSE MN LLC and Grown Rogue Unlimited, LLC, dated December 5, 2025
10.5*	Sublease Agreement by and between Grown Rogue Unlimited, LLC and Christian Stiers, dated December 5, 2025
10.6*	Lease Guaranty by and between Grown Rogue International Inc. and Rainbow WBSE MN LLC, dated December 5, 2025
10.7*	First Amendment to Commercial Lease Agreement (Lease Extension) by and between 2046 Lars, LLC and Grown Rogue Gardens, LLC, dated April 1, 2026
10.8	Option Agreement (21%), dated October 3, 2023, by and between ABCO and GR Unlimited	20-F	0-53646	4.41	March 13, 2024
21	Subsidiaries of the Registrant	20-F	0-53646	8.1	March 13, 2024

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1*	Section 1350 Certification of the Principal Executive Officer
32.2*	Section 1350 Certification of the Principal Financial Officer
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWN ROGUE INTERNATIONAL INC.

/s/ Obie Strickler
By: Obie Strickler
President and Chief Executive Officer and Director (Principal Executive Officer)
Dated:August 4, 2026

/s/ Andrew Marchington
By: Andrew Marchington
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dated: August 4, 2026