Form 10-Q
period 2026-09-30
Grown Rogue International Inc.
filed 2026-11-13
CIK 1463000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, the registrant had 249,938,980 Subordinate Voting Shares and 0 Multiple Voting Shares outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GROWN ROGUE INTERNATIONAL INC.

Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

Expressed in United States Dollars

(Unaudited)

Grown Rogue International Inc.

Condensed Consolidated Balance Sheets

As at September 30, 2026 and December 31, 2025

(Expressed in United States Dollars) - Unaudited

	September 30, 2026	December 31, 2025
	$	$
ASSETS
Current assets
Cash and cash equivalents	16,602,268	11,371,834
Accounts receivable, net (Note 5)	3,894,962	2,908,270
Inventory (Note 6)	7,338,731	7,081,295
Prepaid expenses and other current assets	2,489,611	563,912
Derivative asset (Note 13)	143,013	-
Current portion of notes receivable (Note 9)	272,361	253,403
Total current assets	30,740,946	22,178,714
Other long-term assets	500,000	300,000
Warrants asset (Note 7)	2,250,077	5,103,272
Other investments (Note 8)	-	1,358,860
Notes receivable (Note 9)	3,777,187	1,683,757
Lease receivable	94,022	94,022
Property and equipment, net (Note 10)	20,999,582	14,055,552
Right of use assets, operating leases (Note 11)	35,662,493	13,414,406
Right of use assets, finance leases (Note 11)	2,639,306	-
Deferred tax asset	1,744,522	1,522,760
Intangible assets	3,025,193	3,025,193
TOTAL ASSETS	101,433,328	62,736,536
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	4,863,725	1,262,519
Current portion of operating lease liabilities (Note 11)	2,824,083	844,421
Current portion of finance lease liabilities (Note 11)	297,188	152,705
Current portion of long-term debt (Note 12)	3,011,112	2,576,228
Current portion of business acquisition consideration payable	1,468,315	455,844
Derivative liability (Note 13)	-	137,041
Warrant liabilities (Note 13)	1,170,562	-
Income tax payable	725,453	296,018
Total current liabilities	14,360,438	5,724,776
Operating lease liabilities (Note 11)	39,371,232	13,010,805
Finance lease liabilities (Note 11)	2,447,722	67,782
Long-term debt (Note 12)	8,757,646	10,019,301
Business acquisition consideration payable	1,439,443	1,611,637
Other non-current liabilities (Note 18)	12,094,117	8,383,888
Total liabilities	78,470,598	38,818,189

Commitments and contingencies (Note 24)

Redeemable non-controlling interest (Note 23)	8,910,607	-

SHAREHOLDERS’ EQUITY
Subordinate voting common shares, convertible into multiple voting common shares, no par value; unlimited shares authorized; 249,938,980 and 249,738,980 shares issued and outstanding as at September 30, 2026 and December 31, 2025, respectively	61,841,785	62,589,075
Multiple voting common shares, no par value; unlimited shares authorized; nil and nil shares issued and outstanding as at September 30, 2026 and December 31, 2025, respectively	-	-
Accumulated other comprehensive loss	(121,906)	(121,906)
Accumulated deficit	(55,037,328)	(41,563,955)
Equity attributable to shareholders	6,682,551	20,903,214
Non-controlling interests (Note 23)	7,369,572	3,015,133
TOTAL SHAREHOLDERS’ EQUITY	14,052,123	23,918,347
TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	101,433,328	62,736,536

The accompanying notes form an integral part of these condensed consolidated financial statements.

Grown Rogue International Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

For the three and nine months ended September 30, 2026 and 2025

(Expressed in United States Dollars, except share amounts) - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Revenue
Product sales	11,019,038	8,514,268	31,448,533	23,674,438
Total revenue	11,019,038	8,514,268	31,448,533	23,674,438
Cost of goods sold
Cost of finished cannabis inventory sold	(5,536,034)	(4,855,244)	(16,637,918)	(13,097,182)
Total cost of goods sold	(5,536,034)	(4,855,244)	(16,637,918)	(13,097,182)
Gross profit	5,483,004	3,659,024	14,810,615	10,577,256
Operating expenses
Depreciation (Notes 10, 11)	89,213	110,693	246,025	323,604
General and administrative	5,332,245	2,964,469	13,262,652	8,175,095
Share-based compensation (Note 16)	328,455	314,951	632,536	2,087,686
Total operating expenses	5,749,913	3,390,113	14,141,213	10,586,385
Income (loss) from operations	(266,909)	268,911	669,402	(9,129)
Other income (expense)
Interest and accretion expense (Notes 12, 13)	(532,984)	(410,925)	(1,512,204)	(1,101,649)
Other income (expense)	96,996	119,703	146,136	742,772
Interest income (Note 9)	46,264	36,736	192,807	109,010
Unrealized gain (loss) on derivative liability (Note 13)	131,671	(24,242)	280,054	(51,896)
Realized gain on derivative liability (Note 13)	-	-	-	5,859,744
Unrealized gain (loss) on warrant asset (Note 7)	(105,528)	2,162,087	(2,853,195)	821,433
Unrealized gain (loss) on warrant liability (Note 13)	(64,444)	-	369,103	-
Loss on acquisition of Rogue EBC (Note 4)	(5,030,332)	-	(5,030,332)	-
Loss on equity investment in associate (Note 8)	(8,180)	(75,733)	(301,430)	(344,153)
Total other income (expense), net	(5,466,537)	1,807,626	(8,709,061)	6,035,261
Income (loss) before income tax expense	(5,733,446)	2,076,537	(8,039,659)	6,026,132
Income tax expense (Note 18)	(3,154,693)	(511,381)	(4,542,895)	(2,062,728)
Net income (loss)	(8,888,139)	1,565,156	(12,582,554)	3,963,404
Other comprehensive income (loss)
Currency translation adjustment	-	2,736	-	4,021
Total comprehensive income (loss)	(8,888,139)	1,567,892	(12,582,554)	3,967,425

Basic income (loss) per share	(0.04)	0.00	(0.05)	0.01
Basic weighted average number of subordinate voting common shares outstanding (Note 17)	249,938,980	249,707,811	249,930,921	241,335,995
Diluted income (loss) per share	(0.04)	0.00	(0.05)	0.01
Diluted weighted average number of subordinate voting common shares outstanding (Note 17)	249,938,980	253,827,006	249,930,921	247,687,866

Net income (loss) for the period attributable to:
Shareholders	(9,078,320)	668,500	(13,473,373)	2,767,257
Non-controlling interests	1,279,574	896,656	1,980,212	1,196,147
Redeemable non-controlling interest (Note 23)	(1,089,393)	-	(1,089,393)	-
Net income (loss)	(8,888,139)	1,565,156	(12,582,554)	3,963,404

Total comprehensive income (loss) for the period attributable to:
Shareholders	(9,078,320)	671,236	(13,473,373)	2,771,278
Non-controlling interests	1,279,574	896,656	1,980,212	1,196,147
Redeemable non-controlling interest (Note 23)	(1,089,393)	-	(1,089,393)	-
Total comprehensive income (loss)	(8,888,139)	1,567,892	(12,582,554)	3,967,425

The accompanying notes form an integral part of these condensed consolidated financial statements.

Grown Rogue International Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2026 and 2025

(Expressed in United States Dollars, except share amounts) - Unaudited

	Subordinate voting common shares		Paid in capital	Accumulated other comprehensive loss	Accumulated deficit	Non-controlling interests	Total shareholders’ equity
	#		$	$	$	$	$
Balance - December 31, 2024	222,446,113	-	52,365,328	(125,930)	(43,293,760)	1,629,981	10,575,619
Exercise of stock options	50,000		16,038	-	-	-	16,038
Settlement of July Convertible Debentures	4,505,625		2,468,534	-	-	-	2,468,534
Settlement of restricted share units	291,700		-	-	-	-	-
Share-based compensation expense	-		1,435,910	-	-	-	1,435,910
Currency translation adjustment	-		-	7,832	-	-	7,832
Net income	-	-	-	-	598,782	144,088	742,870
Balance - March 31, 2025	227,293,438	-	56,285,810	(118,098)	(42,694,978)	1,774,069	15,246,803
Exercise of stock options	2,650,000		386,806	-	-	-	386,806
Settlement of July Convertible Debentures	19,559,500		4,954,275	-	-	-	4,954,275
Dividend issued from Golden Harvests, LLC to minority owner	-		-	-	-	(70,000)	(70,000)
Share-based compensation expense	-		336,825	-	-	-	336,825
Currency translation adjustment	-		-	(6,547)	-	-	(6,547)
Net income	-	-	-	-	1,499,975	155,403	1,655,378
Balance - June 30, 2025	249,502,938	-	61,963,716	(124,645)	(41,195,003)	1,859,472	22,503,540
Settlement of restricted share units	78,125		-	-	-	-	-
Dividend issued from Golden Harvests, LLC to minority owner	-		-	-	-	(45,000)	(45,000)
Share-based compensation expense	-		314,951	-	-	-	314,951
Currency translation adjustment	-		-	2,736	-	-	2,736
Net income	-	-	-	-	668,500	896,656	1,565,156
Balance - September 30, 2025	249,581,063	-	62,278,667	(121,909)	(40,526,503)	2,711,128	24,341,383

Balance - December 31, 2025	249,738,980	-	62,589,075	(121,906)	(41,563,955)	3,015,133	23,918,347
Sale of non-controlling interest in GRMA	-		-	-	-	2,985,000	2,985,000
Exercise of stock options	200,000		21,839	-	-	-	21,839
Dividends to non-controlling interests in subsidiaries	-		-	-	-	(85,156)	(85,156)
Reclassification of warrants	-		(1,539,665)	-	-	-	(1,539,665)
Share-based compensation expense	-		154,994	-	-	-	154,994
Net income (loss)	-		-	-	(2,702,217)	488,826	(2,213,391)
Balance - March 31, 2026	249,938,980	-	61,226,243	(121,906)	(44,266,172)	6,403,803	23,241,968
Dividends to non-controlling interests in subsidiaries	-		-	-	-	(150,000)	(150,000)
Share-based compensation expense	-		149,087	-	-	-	149,087
Net income (loss)	-	-	-	-	(1,692,836)	211,812	(1,481,024)
Balance - June 30, 2026	249,938,980	-	61,375,330	(121,906)	(45,959,008)	6,465,615	21,760,031
SV Shares to be issued for debt facility commitment fee	-		138,000	-	-	-	138,000
Dividends to non-controlling interests in subsidiaries	-		-	-	-	(375,617)	(375,617)
Share-based compensation expense	-		328,455	-	-	-	328,455
Net income (loss)	-	-	-	-	(9,078,320)	1,279,574	(7,798,746)
Balance - September 30, 2026	249,938,980	-	61,841,785	(121,906)	(55,037,328)	7,369,572	14,052,123

The accompanying notes form an integral part of these condensed consolidated financial statements.

Grown Rogue International Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2026 and 2025

(Expressed in United States Dollars, unless otherwise indicated) - Unaudited

	Nine months ended September 30
	2026	2025
	$	$
Operating activities
Net income (loss)	(12,582,554)	3,963,404
Adjustments for non-cash items in net income (loss):
Depreciation of property and equipment	246,025	323,604
Depreciation of property and equipment included in costs of finished cannabis inventory sold	2,106,425	1,443,153
Lease costs included in costs of finished cannabis inventory sold	954,016	119,690
Share-based compensation	632,536	2,087,686
Interest and accretion expense	170,305	433,316
Other income	-	(61,379)
Interest income	(127,969)	(109,010)
Unrealized (gain) loss on derivative liability	(280,054)	51,896
Realized gain on derivative liability	-	(5,859,744)
Unrealized (gain) loss on warrant asset	2,853,195	(821,433)
Unrealized gain on warrant liability	(369,103)	-
Loss on acquisition of Rogue EBC	5,030,332	-
Loss on equity investment in associate	301,430	344,153
Deferred income taxes	(221,762)	(607,238)
Proceeds from tenant improvement allowance	2,745,833	-
Changes in operating assets and liabilities (Note 19)	5,981,285	(1,323,158)
Net cash provided by (used in) operating activities	7,439,940	(15,060)

Investing activities
Purchase of property and equipment	(9,335,612)	(1,072,054)
Payments of business acquisition consideration payable	(115,949)	(139,944)
Advance of notes receivable	(1,984,419)	-
Advance of security deposit	(200,000)	-
Cash acquired on purchase of remaining Rogue EBC, LLC equity interest	35,879	-
Advance on purchase of remaining Rogue EBC, LLC equity interest	(465,000)	(1,127,781)
Deposit paid toward proposed acquisition (Note 25)	(1,515,580)	-
Net cash used in investing activities	(13,580,681)	(2,339,779)

Financing activities
Proceeds from issuance of GRNY preferred units	10,000,000	-
Sale of non-controlling interest in GRMA, net of issuance costs	2,985,000	-
Dividends to non-controlling interests from subsidiaries	(610,773)	(115,000)
Proceeds from long-term debt	500,000	12,630,346
Debt issuance costs	-	(627,189)
Repayment of long-term debt	(1,507,273)	(1,273,742)
Repayment of finance lease	(17,618)	(2,879)
Proceeds from exercise of stock options	21,839	402,844
Net cash provided by financing activities	11,371,175	11,014,380

Effect of foreign exchange on cash and cash equivalents	-	4,021

Change in cash and cash equivalents	5,230,434	8,663,562
Cash and cash equivalents, beginning of period	11,371,834	4,917,708
Cash and cash equivalents, ending of period	16,602,268	13,581,270

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

The Company is a cannabis operator in Oregon, Michigan, New Jersey and with operations being provisioned in Illinois, New York and Minnesota, USA and is engaged in the cultivation of and manufacturing of cannabis flower and extract products for wholesale and retail sales.

At the federal level, cannabis sold under state adult-use programs remains a Schedule I controlled substance. In April 2026, marijuana produced and sold under state medical licenses was rescheduled to Schedule III. Under U.S. federal law, a Schedule I drug or substance has a high potential for abuse, no accepted medical use in the United States, and a lack of accepted safety for the use of the drug under medical supervision. As such, even in those states in which marijuana is legalized under state law, the manufacture, importation, possession, use or distribution of cannabis remains illegal under U.S. federal law. This has created a dichotomy between state and federal law, whereby many states have elected to regulate and remove state-level penalties regarding a substance which is still illegal at the federal level. There remains uncertainty about the US federal government’s position on cannabis with respect to cannabis-legal status. A change in its enforcement policies could have a material adverse effect on the Company’s business, results of operations and financial condition.

2.	BASIS OF PRESENTATION

These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. The condensed consolidated balance sheet as at December 31, 2025 was derived from the audited consolidated financial statements but does not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been made. All such adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full fiscal year.

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

The Company has prepared audited consolidated financial statements in accordance with U.S. GAAP for the year ended December 31, 2025. These condensed consolidated financial statements and the accompanying note disclosures have been prepared on a basis consistent with the Company’s audited consolidated financial statements and reflect only those adjustments necessary, in the opinion of management, for fair statement of the results for the interim periods.

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

For the comparative period (nine months ended September 30, 2025), when the Company’s functional currency was CAD, assets and liabilities were translated to USD at exchange rates prevailing at the end of the reporting period, and income and expense items were translated at the average exchange rates for the period. Exchange differences arising from translation were recognized in other comprehensive income (loss) and reported as currency translation reserve in shareholders’ equity.

2.2	Use of estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of certain assets, liabilities, and expenses as well as the related disclosures. The Company must often make estimates about effects of matters that are inherently uncertain and will likely change in subsequent periods. Actual results could differ materially from those estimates.

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

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

2.	BASIS OF PRESENTATION (continued)

A summary of the Company’s subsidiaries included in these financial statements as at September 30, 2026 is as follows:

Entity	Defined term	Location	Purpose	Percentage held
Grown Rogue Unlimited, LLC	“GR Unlimited”	Oregon	U.S. Holding Company	100%
Grown Rogue Gardens, LLC	“GR Gardens”	Oregon	Operating Entity (Cultivation)	100%
GRU Properties, LLC	“GRU Properties”	Oregon	Property Management	100%
GRIP, LLC	“GRIP”	Oregon	Marketing/Branding	100%
Grown Rogue Distribution, LLC	“GR Distribution”	Oregon	Operating Entity (Distribution)	100%
Rogue EBC, LLC	“Rogue EBC”	Illinois	Operating Entity (Cultivation)	100	%*
Canopy Management, LLC	“Canopy”	Michigan	Holding Company	100	%**
Golden Harvests LLC	“Golden Harvests”	Michigan	Operating Entity (Cultivation)	80%
Grown Rogue Retail Ventures, LLC	“GR Retail”	Delaware	Holding Company	100%
Grown Rogue West New York, LLC	“West NY”	New Jersey	Holding Company (Retail)	44	%***
ABCO Garden State, LLC	“ABCO”	New Jersey	Operating Entity (Cultivation)	70%
Gopher Gardens, LLC	“Gopher”	Minnesota	Operating Entity (Cultivation)	100%
Grown Rogue Management Associates, LLC	“GRMA”	Illinois	Operating Entity (Cultivation)	80	%****
Grown Rogue New York, LLC	“GRNY”	New York	Operating Entity (Cultivation)	51	%*****

*	On July 14, 2026, the Company acquired the remaining membership interest in Rogue EBC and obtained control. Rogue EBC has been consolidated from that date (Note 4). Prior to that date the Company did not have the unilateral ability to direct the activities of Rogue EBC and the investment was accounted for as a joint venture under ASC 323, Investments - Equity Method and Joint Ventures, using the equity method (Note 8). During the year ended December 31, 2025, Rogue EBC consolidated Cannequality, LLC (“Cannequality”), a wholly owned subsidiary that held the cannabis license used in Rogue EBC’s joint arrangement operations. Following regulatory approval, the license was transferred to Rogue EBC on January 8, 2025, and Cannequality was subsequently dissolved on May 9, 2025.
**	Canopy was dissolved in the second quarter of 2025 after regulatory milestones were achieved resulting in GR Unlimited directly holding an 80% ownership interest in Golden Harvests.
***	The Company has the unilateral ability to direct the activities of West NY and therefore the Company consolidates West NY in accordance with ASC 810, Consolidation.
****	During the nine months ended September 30, 2026, the Company sold 20% of its ownership in GRMA through the sale of 20 voting preferred units of GRMA (the “GRMA Units”) (Note 23).
*****	On August 20, 2026, GRNY issued 49 convertible preferred units (the “GRNY Preferred Units”) to a third-party investor (Note 23).

All subsidiaries of the Company were incorporated in the United States of America and have USD as their functional currency.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

2.	BASIS OF PRESENTATION (continued)

2.4	Reclassifications

As at December 31, 2025, finance lease right-of-use assets with a historical cost of $337,336 and accumulated amortization of $110,205 were included within property and equipment, net. During the nine months ended September 30, 2026, the Company reclassified these balances to right of use assets, finance leases on the condensed consolidated balance sheet to conform to the current presentation and to improve comparability.

The initial draw of the Fridley, Minnesota tenant improvement allowance (Note 11), presented within long-term debt at June 30, 2026, is presented within operating lease liabilities at September 30, 2026.

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

There have been no transfers between fair value hierarchy levels during the three and nine months ended September 30, 2026 and 2025.

The Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are recorded at cost. The carrying values of these financial instruments approximate their fair value due to their short-term maturities. The Company’s note receivable, long-term debt, business acquisition consideration payable, and convertible debentures are valued at amortized cost using the effective interest rate method. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest risks arising from these financial instruments. The Company’s warrants asset and warrant liabilities are measured using the Black-Scholes option pricing model, and its interest rate swaps are measured using a discounted cash flow model (Notes 7 and 13).

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

Share-based compensation for restricted share units is measured at grant-date fair value, determined by multiplying the share price on the date of grant by the number of restricted share units granted, and is recognized over the requisite service period. Share-based compensation expense is included in share-based compensation expense or cost of finished cannabis inventory sold based on the employee’s function classification.

Consideration paid to the Company on the exercise of stock options is recorded as subordinate voting common shares (“SV Shares”).

Non-controlling interests

Net income or loss of non-wholly owned subsidiaries is attributed to non-controlling interests based on their ownership interests, except for GRMA and GRNY. Holders of the GRMA Units (Note 23) are entitled to a cumulative, non-compounded preferred return of 15% per annum on unreturned capital contributions, and net income attributed to the non-controlling interest in GRMA equals that preferred return. GRNY’s operating agreement provides the holder of the GRNY Preferred Units (Note 23) with allocation, distribution and liquidation rights that differ from the members’ percentage interests. The Company therefore attributes GRNY’s net income or loss using the hypothetical liquidation at book value (“HLBV”) method. Under HLBV, the amount attributed to the non-controlling interest for each period is the change in the amount the holder of the GRNY Preferred Units would receive if GRNY were liquidated at the carrying amounts of its net assets at the balance sheet date, in accordance with the liquidation provisions of the operating agreement, after adjusting for contributions and distributions during the period.

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

In July 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The objective of this update is to reduce the cost and complexity of applying the current expected credit loss model to short-term accounts receivable and contract assets. ASU 2025-05 addresses these challenges by introducing a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change over the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted ASU 2025-05 as of January 1, 2026 and elected the practical expedient.

4.	ACQUISITION OF ROGUE EBC

On September 16, 2025, the Company entered into a Membership Interest Purchase Agreement to acquire the remaining 30% membership interest in Rogue EBC. On July 14, 2026, the Company obtained regulatory approval and completed the buyout of the remaining minority interest in Rogue EBC for total cash consideration of $1,500,000, comprising a $500,000 cash advance paid prior to closing and deferred cash consideration of $1,000,000, payable as $500,000 on January 14, 2027 and $500,000 on the earlier of first harvest or October 14, 2027. The Company does not expect to have any harvests over the next 15 months with respect to this facility and therefore anticipates that the payment will not be accelerated. The two acquisition payments were discounted using the Company’s effective borrowing rate of 11%. The acquisition was accounted for as an asset acquisition under ASC 805, Business Combinations, because Rogue EBC lacks an integrated set of functional processes and a substantive organized labor force to transform inputs.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

4.	ACQUISITION OF ROGUE EBC (continued)

Total consideration equals $2,431,831, comprising a $500,000 cash advance, $909,401 combined initial present value of future payments, and the $1,022,430 carrying amount of the Company’s previously held investment in Rogue EBC. Net assets acquired comprised cash, accounts payable and a lease liability, representing a net liability position of $2,598,501, as follows:

$
Consideration:
Cash	500,000
Business acquisition consideration payable	909,401
Investment balance	1,022,430
Total Consideration	2,431,831

Net Assets Acquired:
Cash	35,879
Accounts payable	(2,797)
Lease liability	(2,631,583)
Total net liabilities assumed	(2,598,501)
Loss on acquisition of Rogue EBC	5,030,332

A standalone fair value assessment indicated that the grow license, property and equipment and right-of-use asset had no fair value at the acquisition date due to lack of local operational viability. Because no acquired asset could absorb the excess consideration without immediate impairment, the excess of $5,030,332 was recognized as a loss on acquisition in the condensed consolidated statement of operations. The loss is included in the Corporate segment (Note 22).

5.	ACCOUNTS RECEIVABLE

The Company’s accounts receivable composition is as follows:

	September 30, 2026	December 31, 2025
	$	$
Trade receivables, net of provision for expected credit losses	3,880,009	2,897,603
Taxes receivable	14,953	10,667
Total accounts receivable, net	3,894,962	2,908,270

The changes in the allowance for expected credit losses on trade receivables for the nine months ended September 30, 2026 and year ended December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
	$	$
Balance, beginning of period	748,239	420,614
Provision for expected credit losses	184,938	730,509
Write-offs	(355,473)	(402,884)
Balance, end of period	577,704	748,239

Taxes receivable relate to goods and services taxes receivable from the Government of Canada.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

6.	INVENTORY

The Company’s inventory composition is as follows:

	September 30, 2026	December 31, 2025
	$	$
Raw materials	651,219	1,038,876
Work in process	2,246,302	1,291,575
Finished goods	4,441,210	4,750,844
Total Inventory	7,338,731	7,081,295

No inventory reserve adjustments were made for the periods presented.

7.	WARRANTS ASSET

Warrants are comprised of 333,333 warrants of Vireo Growth Inc. (“Vireo Growth”). The warrants may be exercised for 333,333 subordinate voting shares of Vireo Growth, at a strike price equal to $6.70 (CAD$9.51) (the “Vireo Warrants”).

The Vireo Warrants are remeasured at fair value through profit and loss at each reporting period using the Black-Scholes option pricing model. The fair value of the Vireo Warrants at September 30, 2026, was estimated to be $2,250,077 (December 31, 2025 - $5,103,272) using the following inputs:

Date	Expected dividends	Expected volatility	Risk-free rate of interest	Expected term (years)	Closing price per common share
December 31, 2025	0%	129.30%	2.90%	2.76	$18.30 (CAD$24.90)
September 30, 2026	0%	117.59%	3.37%	2.01	$9.87 (CAD$14.00)

On June 5, 2026, Vireo Growth Inc. enacted a 30-1 reverse split. The number of warrants and comparative closing price per common share have been retroactively applied.

During the three and nine months ended September 30, 2026, the Company recorded an unrealized loss on the change in fair value of the warrants asset of $105,528 and $2,853,195, respectively (three and nine months ended September 30, 2025 – unrealized gain of $2,162,087 and $821,433, respectively).

8.	OTHER INVESTMENTS

The Company accounted for its interest in Rogue EBC, LLC using the equity method until July 14, 2026, when it acquired the remaining membership interest and began consolidating Rogue EBC (Note 4). The carrying amount of the investment at that date, $1,022,430, was included in the acquisition consideration.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

9.	NOTES RECEIVABLE

Transactions related to the Company’s notes receivable for the nine months ended September 30, 2026 and year ended December 31, 2025, include the following:

	September 30, 2026	December 31, 2025
	$	$
Balance, beginning of period	1,937,160	1,538,011
Advances	1,984,419	250,000
Accrued interest	127,969	149,149
Balance, end of period	4,049,548	1,937,160

Interest income for the three and nine months ended September 30, 2026 was $43,125 and $127,969, respectively (2025 - $36,736 and $109,010, respectively).

No allowance for credit losses was made for the periods presented.

10.	PROPERTY AND EQUIPMENT

	September 30, 2026	December 31, 2025
	$	$
Computer and office equipment	7,650	16,283
Production equipment and other	4,854,798	4,874,034
Land	1,533,793	1,533,793
Construction in progress	3,187,326	489,340
Leasehold improvements	23,040,177	16,439,529
Gross property and equipment	32,623,744	23,352,979
Less: Accumulated depreciation	(11,624,162)	(9,297,427)
Property and equipment, net	20,999,582	14,055,552

11.	LEASES

The Company’s leases consist of land and buildings and equipment used in the cultivation, processing, and warehousing of its products. The leases were classified as either operating leases or finance leases in accordance with ASC 842, Leases.

On April 8, 2026, the Company executed an amendment to extend one of its commercial facility leases and recognized additions to right-of-use assets and operating lease liabilities of $969,222 each. The facility lease is with the Company’s CEO (Note 20), and the extension reflects the exercise of a five-year extension option included in the original lease agreement. The extended lease term commences on July 1, 2026 and expires on June 30, 2031. Base rent during the extension period begins at $20,000 per month in the first year and increases by 3% annually.

On August 20, 2026, GRNY, a consolidated subsidiary, commenced an absolute net operating lease of a cannabis cultivation and processing facility in Montgomery, New York. The lease has a 42-month initial term and requires GRNY either to extend it 24 months or to pay a $2,400,000 termination fee. The Company is reasonably certain to extend, so the lease term is 66 months, ending February 2032. The lease is guaranteed by the Company and GR Unlimited. At commencement, the Company recognized an ROU asset and lease liability of $22,500,000, discounted at an estimated incremental borrowing rate of 14.5%. Property taxes and insurance reimbursed to the lessor are considered variable lease costs and are expensed as incurred.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

11.	LEASES (continued)

In May and September 2026, the landlord of the Company’s Fridley, Minnesota facility funded a tenant improvement allowance of $2,750,000 under the terms of the lease. The Company repays the allowance as additional rent, with interest at 14.5%, through monthly payments and a balloon payment due 36 months after each draw. The Company accounts for the allowance as a lease incentive and the repayments as lease payments, and remeasures the Fridley operating lease liability when each draw is received.

In September 2026, the Company commenced a ten-year, non-cancellable finance lease of HVAC equipment at its Fridley, Minnesota facility under an agreement with Harvest Integrated. Payments are a fixed $40,000 per month, paid in advance, and the Company elected not to separate lease and non-lease components. The lease liability was measured using a 14.5% discount rate. At September 30, 2026, the ROU asset was $2,521,031 and the lease liability was $2,557,594. Remaining undiscounted payments total $4,800,000 over 10.0 years.

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s operating leases and finance leases as of September 30, 2026 is as follows:

	Operating leases	Finance leases
	$	$
2026	1,364,388	243,750
2027	9,599,049	553,874
2028	10,565,387	480,000
2029	12,536,730	480,000
2030	9,125,371	480,000
Thereafter	24,526,631	2,760,000
Total lease payments	67,717,556	4,997,624
Less: Unamortized interest	(25,522,241)	(2,252,714)
Total lease liability	42,195,315	2,744,910
Current portion	2,824,083	297,188
Non-current portion	39,371,232	2,447,722

A summary of the Company’s weighted average discount rate used in calculating lease liabilities and weighted average remaining lease term is as follows:

	September 30, 2026	December 31, 2025
Operating leases:
Weighted average discount rate	13.37%	12.01%
Weighted average remaining lease term (years)	7.56	10.46
Finance leases:
Weighted average discount rate	14.14%	16.00%
Weighted average remaining lease term (years)	9.39	1.57

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

12.	LONG-TERM DEBT

Transactions related to the Company’s long-term debt for the nine months ended September 30, 2026 and year ended December 31, 2025 include the following:

	September 30, 2026	December 31, 2025
	$	$
Balance, beginning of period	12,595,529	2,301,790
Advances	1,000,000	12,630,345
Debt issuance costs	-	(739,313)
Interest and accretion expense	985,959	870,228
Transfer to operating lease liability	(500,000)	-
Payments	(2,312,730)	(2,467,521)
Balance, end of period	11,768,758	12,595,529
Current portion	3,011,112	2,576,228
Non-current portion	8,757,646	10,019,301

A summary of the maturity of contractual undiscounted liabilities associated with the Company’s long-term debt as of September 30, 2026 is as follows:

Amount ($)
2026	1,600,403
2027	3,699,307
2028	2,825,805
2029	5,913,127
2030	-
Thereafter	-
Total payments	14,038,642
Less: Unamortized interest	(2,269,884)
Total long-term debt	11,768,758

During the three and nine months ended September 30, 2026, the Company recognized interest expense of $44,024 and $129,314, respectively, related to the amortization of deferred financing fees (three and nine months ended September 30, 2025 - $259,470 and $855,078, respectively).

13.	DERIVATIVE ASSETS AND LIABILITIES

13.1	Western Alliance Credit Interest Rate Swap

The Company measures the interest rate swaps at fair value on a recurring basis. The fair value measurements are categorized within Level 2 of the fair value hierarchy. The Company estimates the fair value of the interest rate swaps using a discounted cash flow model and significant inputs including observable Secured Overnight Financing Rate (“SOFR”) forward curve, discount rates, credit valuation adjustments, counterparty credit risk, and non-performance risk. There were no transfers between fair value hierarchy levels during the nine months ended September 30, 2026.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

13.	DERIVATIVE ASSETS AND LIABILITIES (continued)

On March 27, 2025, the Company entered into a $7,000,000 credit facility (“Tranche 1”) with Bridge Bank, a division of Western Alliance Bank (“WAB”). On September 9, 2025, the facility was increased to $12,000,000 and a further $5,000,000 was drawn (“Tranche 2”). The facility has a four-year term and bears interest at the greater of SOFR plus 4.9% and 9.0% per annum.

In May and September 2025, the Company entered into interest rate swaps with WAB that effectively fix the interest rate on Tranche 1 and Tranche 2 at 8.07% and 7.53% per annum, respectively. The swaps are measured at fair value using Level 2 inputs and were a net derivative asset of $143,013 at September 30, 2026 (Tranche 1 – $55,041; Tranche 2 – $87,972) (December 31, 2025 – net derivative liability of $137,041).

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

The interest rate swaps were remeasured at September 30, 2026 and were estimated to be a net derivative asset of $143,013, comprising $55,041 for Tranche 1 and $87,972 for Tranche 2 (December 31, 2025 - net derivative liability of $137,041).

The following is a summary of movements in the interest rate swap during the nine months ended September 30, 2026 and year ended December 31, 2025:

Interest rate swaps	$
Balance, December 31, 2024	-
Initial recognition	(116,768)
Unrealized loss	(20,273)
Balance, December 31, 2025	(137,041)
Unrealized gain	280,054
Balance, September 30, 2026	143,013

13.2	Warrant liabilities

On January 1, 2026, as a result of the change in functional currency from CAD to USD (Note 2.1), certain warrants exercisable in CAD no longer met the criteria for equity classification. Following the change in functional currency, the warrants no longer represented an instrument exchangeable into a fixed number of its shares for a fixed amount of proceeds. As such, the warrants are accounted for as derivative liabilities measured at fair value. The previously recorded equity balances associated with these warrants were derecognized at their fair values measured on January 1, 2026 with the resulting difference recorded within paid in capital. No gain or loss was recognized in earnings upon reclassification.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

13.	DERIVATIVE ASSETS AND LIABILITIES (continued)

The warrant liabilities are subsequently measured at fair value at each reporting date, with changes in fair value recognized through profit or loss. The fair value of the warrant liabilities is determined at each reporting date using the Black-Scholes option pricing model, which incorporates significant unobservable inputs, including expected stock price volatility and estimated term, and the warrant liabilities are classified within Level 3 of the fair value hierarchy.

The following is a summary of movements in the warrant liabilities during the nine months ended September 30, 2026 and year ended December 31, 2025:

	September 30, 2026	December 31, 2025
	$	$
Balance, beginning of period	-	-
Fair value of warrants on reclassification	1,539,665	-
Unrealized gain on warrant liability	(369,103)	-
Balance, end of period	1,170,562	-

During the three and nine months ended September 30, 2026, the Company recorded an unrealized loss of $64,444 and an unrealized gain of $369,103, respectively, on changes in fair value of warrant liabilities (2025 – $nil and $nil, respectively).

The warrant liabilities were measured using the following inputs to the Black-Scholes option pricing model:

Date	Expected dividends	Expected volatility	Risk-free rate of interest	Expected term (years)	Exercise price	Closing price per common share
January 1, 2026	0%	74.74%	2.90%	2.76	$0.16 (CAD$0.225)	$0.51 (CAD$0.70)
September 30, 2026	0%	81.56%	3.65%	2.01	$0.16 (CAD$0.225)	$0.42 (CAD$0.59)

As at September 30, 2026 and December 31, 2025, the following warrants were issued and outstanding:

Expiry date	Number of warrants outstanding	Weighted average exercise price
October 5, 2028	4,000,000	$0.16 (CAD$0.225)

14.	SHARE CAPITAL

14.1	Capital stock

The Company is authorized to issue an unlimited number of Subordinate Voting Shares (“SV Shares”) and Multiple Voting shares (“MV Shares”) at no par value, and an unlimited number of preferred shares issuable in series. The SV Shares can be converted into MV Shares at a conversion ratio of 1,000:1, and the MV Shares carry 1,000 votes per share.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

14.	SHARE CAPITAL (continued)

14.2	Dividends

Our Board of Directors may declare dividends on one or more class of shares to the exclusion of the others, or declare dividends at different rates on different classes of shares, at their discretion. No dividends shall be declared on SV Shares or the MV Shares if to do so would reduce the value of the net assets of the Company to less than the paid in capital of the common stock.

No dividends were declared on the Company’s SV Shares or MV Shares during the three and nine months ended September 30, 2026 and the year ended December 31, 2025.

During the three and nine months ended September 30, 2026, the Company’s subsidiary, Golden Harvests, declared and paid dividends of $150,000 and $356,800, respectively (2025 – $nil and $nil, respectively) to its non-controlling interest holder.

During the three and nine months ended September 30, 2026, the Company’s subsidiary, GRMA, declared and paid preferred return distributions on the voting preferred units of GRMA (the “GRMA Units”) of $225,616 and $253,973, respectively (2025 – $nil and $nil, respectively) to its non-controlling interest holder.

15.	WARRANTS CLASSIFIED AS EQUITY

The following table summarizes the warrant activities for the nine months ended September 30, 2026 and the year ended December 31, 2025:

	Number of warrants outstanding	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value ($)
Balance, December 31, 2024	31,770,249	$0.19 (CAD$0.26)	3.01	2,907,924
Exercise to SV shares for December warrants	(6,716,499)	$0.18 (CAD$0.25)		2,245,712
Exercise to SV shares for July warrants	(13,737,500)	$0.20 (CAD$0.28)		3,418,504
Exercise to SV shares for August warrants	(2,816,250)	$0.20 (CAD$0.28)		938,472
Forfeit and return of cancelled warrants	(4,500,000)	$0.16 (CAD$0.23)		-
Balance, December 31, 2025	4,000,000	$0.16 (CAD$0.225)	3.76	1,959,830
Reclassified to warrant liabilities (Note 13.2)	(4,000,000)	$0.16 (CAD$0.225)		-
Balance, September 30, 2026	-	-	-	-

Effective January 1, 2026, in connection with the change in the Company’s functional currency to the United States dollar, the exercise price of the outstanding warrants was no longer denominated in the Company’s functional currency. Accordingly, the warrants no longer qualify for equity classification and were reclassified to warrant liabilities at their fair value of $1,539,665 on that date. No warrants were classified as equity as at September 30, 2026.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

16.	STOCK OPTIONS AND RESTRICTED STOCK UNITS

The Company’s board of directors adopted the 2020 Equity Incentive Plan (the “Plan”) on July 21, 2020. The maximum number of common shares that may be issued in respect of awards under the Plan is equal to 20% of the total SV Shares outstanding. The Company may issue stock options, stock appreciation rights, restricted stock and restricted stock units (each, an “RSU”).

16.1	Stock options

The following table summarizes the stock option movements for the nine months ended September 30, 2026 and year ended December 31, 2025:

	Number of stock options	Weighted average exercise price	Aggregate intrinsic value ($USD)
Balance, December 31, 2024	15,365,000	$0.37 (CAD$0.51)	4,527,243
Granted	2,330,000	$0.61 (CAD$0.83)	-
Exercised	(2,764,167)	$0.15 (CAD$0.21)	703,068
Forfeited	(1,040,833)	$0.43 (CAD$0.60)	-
Balance, December 31, 2025	13,890,000	$0.45 (CAD$0.61)	1,835,510
Granted	1,625,000	$0.40 (CAD$0.57)	-
Exercised	(200,000)	$0.11 (CAD$0.15)	64,865
Forfeited / Cancelled	(308,334)	$0.47 (CAD$0.66)	-
Balance, September 30, 2026	15,006,666	$0.43 (CAD$0.62)	1,340,569

As at September 30, 2026, stock options outstanding had a weighted average remaining contractual life of 1.51 years, and 9,666,652 stock options were exercisable with an aggregate intrinsic value of $1,297,575.

During the three and nine months ended September 30, 2026, the Company recognized share-based compensation expense of $157,088 and $461,169, respectively (three and nine months ended September 30, 2025 - $314,951 and $964,405 respectively) related to vesting of stock options.

As at September 30, 2026, the Company has unrecognized stock-based compensation expense of $605,544 associated with outstanding stock options.

The Company computes the fair value of stock options granted using the Black-Scholes option pricing model. The expected term used for options issued to non-employees is the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee share purchase option grants. The Company utilizes expected volatility based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate is based on the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

16.	STOCK OPTIONS AND RESTRICTED STOCK UNITS (CONTINUED)

16.2	Restricted stock units

The following table summarizes the RSU’s movements for the nine months ended September 30, 2026 and year ended December 31, 2025:

	Number of RSU’s (#)	Weighted average grant date fair value ($)	Aggregate intrinsic value ($)
Balance, December 31, 2024	725,700	$0.63 (CAD$0.86)	469,040
Granted to employees	1,234,375	$0.66 (CAD$0.91)	729,045
Vested	(463,575)	$0.66 (CAD$0.90)	257,250
Balance, December 31, 2025	1,496,500	$0.65 (CAD$0.89)	764,300
Granted	2,490,000	$0.42 (CAD$0.59)	1,042,285
Cancelled	(93,750)	-	-
Balance, September 30, 2026	3,892,750	$0.49 (CAD$0.70)	1,618,778

As at September 30, 2026, the weighted average remaining vesting period of outstanding RSU’s was 1.21 years.

The Company computes the fair value of RSUs granted based on the Company’s closing share price at the grant date. During the three and nine months ended September 30, 2026, share-based compensation expense included $171,367 related to RSUs for each period (three and nine months ended September 30, 2025 – $nil and $1,123,281, respectively).

As of September 30, 2026, there was $886,506 in unamortized RSU vesting expense.

17.	EARNINGS PER SHARE

The calculation of earnings per share for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Net income (loss) attributable to shareholders	(9,078,320)	668,500	(13,473,373)	2,767,257
Weighted average number of SV Shares outstanding	249,938,980	249,707,811	249,930,921	241,335,995
Dilutive effect of stock options outstanding	-	-	-	2,076,490
Dilutive effect of RSU’s outstanding	-	1,668,375	-	1,668,375
Dilutive effect of warrants outstanding	-	2,450,820	-	2,607,006
Diluted weighted average number of SV Shares outstanding	249,938,980	253,827,006	249,930,921	247,687,866

Basic net income (loss) per share	(0.04)	0.00	(0.05)	0.01
Diluted net income (loss) per share	(0.04)	0.00	(0.05)	0.01

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

17.	EARNINGS PER SHARE (CONTINUED)

The following table displays the securities that have been excluded from the computation because their effects would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	#	#	#	#
Stock options	15,006,666	10,685,000	15,006,666	10,685,000
RSU’s	3,892,750	-	3,892,750	-
GRNY Preferred Units (Note 23)	18,181,818	-	18,181,818	-
Warrants (Note 13.2)	4,000,000	-	4,000,000	-
Total	41,081,234	10,685,000	41,081,234	10,685,000

18.	INCOME TAXES

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

The Company computes its interim provision for income taxes by applying an estimated annual effective tax rate to year-to-date ordinary income or loss, adjusted for the tax effect of discrete items recognized in the interim period in which they occur. Significant judgment is required in evaluating the Company’s uncertain tax position and determining the provision for income taxes.

A summary of the Company’s income tax expense and effective tax rate is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Income (loss) before income taxes and noncontrolling interest	(5,733,446)	2,076,537	(8,039,659)	6,026,132
Income tax expense	(3,154,693)	(511,381)	(4,542,895)	(2,062,728)
Effective tax rate	(55%)	25%	(57%)	34%

The effective tax rate for the three and nine months ended September 30, 2026 differs from the customary relationship between income tax and pre-tax income primarily because of expenses that are non-deductible under IRC Section 280E, the increase in the Company’s uncertain tax position liability, inclusive of interest and penalties, and the loss on acquisition of Rogue EBC (Note 4), for which no tax benefit was recognized.

As at September 30, 2026, the Company had gross deferred tax assets of $1,744,522 and no valuation allowance (December 31, 2025 – $1,522,760 and nil, respectively). Management has concluded that no valuation allowance is required.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

18.	INCOME TAXES (CONTINUED)

As at September 30, 2026, the Company recorded an uncertain tax liability of $12,094,117 (December 31, 2025 - $8,383,888) for uncertain tax positions primarily related to the treatment of certain transactions and deductions under IRC Section 280E based on legal interpretations that challenge the Company’s tax liability under IRC Section 280E. These uncertain tax positions, inclusive of penalties and interest, are included in Other non-current liabilities on the condensed consolidated balance sheets, net of net operating loss carry-forwards.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Other than increases from positions taken in the current period and accrued interest and penalties, there are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months. The Company files income tax returns in the United States, including various state jurisdictions, and in Canada, which remain open to examination by the respective jurisdictions for the 2018 tax year to the present.

19.	SUPPLEMENTAL CASH FLOW INFORMATION

The changes to the Company’s operating assets and liabilities for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine months ended September 30,
	2026	2025
	$	$
Accounts receivable	(986,692)	(2,042,188)
Inventory	(328,152)	(1,103,366)
Prepaid expenses	(1,787,699)	(52,621)
Accounts payable and accrued liabilities	3,428,584	(198,307)
Income tax payable	429,435	(394,164)
Uncertain tax position liability	3,710,229	2,467,488
Total	4,465,705	(1,323,158)

Interest and income taxes paid in cash for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine months ended September 30,
	2026	2025
	$	$
Income taxes paid in cash	287,680	645,055
Interest paid in cash	1,341,899	668,333

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

19.	SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

Non-cash investing and financing activities for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine months ended September 30,
	2026	2025
	$	$
Fair value of SV Shares issued to settle convertible debentures	-	7,422,809
Reclassification of warrants from equity to warrant liability (Note 13.2)	1,539,665	-
Fair value SV Shares to be issued for debt facility commitment fee	138,000	-
Transfer of long-term debt to operating lease liability	500,000	-
Property and equipment acquired through finance lease liabilities	-	337,337
Right-of-use assets resulting from operating lease liabilities	23,569,262	-
Right-of-use assets resulting from finance lease liabilities	2,542,040	-
Right-of-use assets resulting from transfer from property and equipment	227,131	-

20.	RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2026 and 2025, the Company incurred the following related party transactions.

Transactions with related parties

Related parties of the Company include affiliates, entities for which investments are accounted for by the equity method, officers, and directors of the Company and members of their immediate families, and management involved in the financial statement preparation and members of their immediate families.

Transactions with related parties are presented in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	$	$	$	$
Salaries and consulting fees	360,424	629,742	1,083,291	941,742
Lease payments made to CEO	59,999	33,848	164,334	102,496
Fees paid to entity controlled by spouse of majority owner	342,964	275,547	1,543,191	394,776
Share-based compensation expense	274,509	364,206	447,375	478,813
Total	1,037,896	1,303,343	3,238,191	1,917,827

Salaries and consulting fees are included in general and administrative expenses, and lease payments made to the CEO are included in cost of goods sold. Fees paid to the entity controlled by the spouse of the majority owner of ABCO Holdings (Blackwell, Note 24) were capitalized to property and equipment as construction in progress for the ABCO Grandview Phase II and Phase III projects in Paulsboro, New Jersey.

As of September 30, 2026, the Company had amounts due to related parties of $108,327 (December 31, 2025 - $159,413), which are included in accounts payable and accrued liabilities. The Company also has operating and finance lease liabilities due to related parties of $1,891,577 as of September 30, 2026 (December 31, 2025 - $1,237,695).

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

20.	RELATED PARTY TRANSACTIONS (CONTINUED)

Amounts due to related parties under acquisition and debt agreements

The following table sets out portions of debt pertaining to related parties which are included in consideration payable on business acquisitions and long-term debt:

	CEO(1)	Director(1)	GM(1)	ABCO Holdings, Inc.(2)	Total
	$	$	$	$	$
Balance, December 31, 2024	223,142	101,428	1,702,993	460,938	2,488,501
Interest	10,906	4,957	416,414	68,437	500,714
Payments	(73,259)	(33,299)	(431,975)	-	(538,533)
Balance, December 31, 2025	160,789	73,086	1,687,432	529,375	2,450,682
Interest	5,844	2,657	522,340	51,187	582,028
Payments	(54,944)	(24,975)	(492,160)	-	(572,079)
Balance, September 30, 2026	111,689	50,768	1,717,612	580,562	2,460,631

(1)	Amounts contained within business acquisition consideration payable from the General Manager of Golden Harvests (the “GM”).
(2)	ABCO Holdings, Inc. (“ABCO Holdings”) holds the 30% non-controlling interest in ABCO and is therefore a related party. Amounts are included in long-term debt.

As part of the agreements transacted during the year ended October 31, 2020, to acquire interest in GR Michigan and Canopy, the Company incurred business acquisition consideration payable of $360,000 which has a maturity date of April 1, 2028. respectively, were made against this balance (three and nine months ended September 30, 2025 – $18,315 and $36,629, respectively).

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis, categorized within the fair value hierarchy:

	Level in Fair Value Hierarchy	September 30, 2026	December 31, 2025
		$	$
Financial Assets:
Warrants asset	Level 2	2,250,077	5,103,272
Derivative asset	Level 2	143,013	-

Financial Liabilities:
Derivative liability	Level 2	-	137,041
Warrant liabilities	Level 3	1,170,562	-

The fair value of the warrants asset is measured using the Black-Scholes option pricing model with inputs including the underlying share price, risk-free interest rate, expected volatility, and remaining term, consistent with the valuation methodology applied in the Company’s audited consolidated financial statements for the year ended December 31, 2025. The warrant liabilities are also measured using the Black-Scholes option pricing model, using the inputs disclosed in Note 13.2. The derivative asset and derivative liability, which relate to the Western Alliance interest rate swaps, are measured using a discounted cash flow model that takes into account observable inputs such as interest rate curves, forward curves and counterparty credit risk (Note 13.1).

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

The Company’s general corporate administration expenses and the results of its Illinois, Minnesota and New York operations, which are being provisioned, are included within “Corporate” to reconcile the reportable segments to the financial statements. The Company’s CODM reviews the results of the Company’s operating segments based on the total revenues, gross profit and net income (loss) in his evaluation of the performance of the operating segments to make decisions regarding resource allocations within the Company.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

22.	SEGMENT REPORTING (CONTINUED)

Segmented operational activity for the three months ended September 30, 2026 and 2025 is as follows:

Segments	Oregon	Michigan	New Jersey	Corporate	Total
	$	$	$	$	$
September 30, 2026:
Total revenue	3,132,868	3,022,875	4,863,295	-	11,019,038
Gross profit	795,906	1,684,778	3,002,320	-	5,483,004
Net income (loss)	125,208	586,183	1,980,037	(11,579,567)	(8,888,139)

September 30, 2025:
Total revenue	2,598,413	2,537,078	3,378,777	-	8,514,268
Gross profit	587,794	1,322,589	1,748,641	-	3,659,024
Net income (loss)	(48,725)	683,619	1,146,738	(216,476)	1,565,156

Segmented operational activity for the nine months ended September 30, 2026 and 2025 is as follows:

Segments	Oregon	Michigan	New Jersey	Corporate	Total
	$	$	$	$	$
September 30, 2026:
Total revenue	9,641,175	9,158,997	12,648,361	-	31,448,533
Gross profit	2,556,276	4,596,796	7,657,543	-	14,810,615
Net income (loss)	663,535	1,374,907	4,584,152	(19,205,148)	(12,582,554)

September 30, 2025:
Total revenue	8,547,359	7,320,628	7,806,451	-	23,674,438
Gross profit	2,961,504	3,472,102	4,143,650	-	10,577,256
Net income (loss)	1,086,684	1,659,969	2,707,534	(1,490,783)	3,963,404

All revenue for the three and nine months ended September 30, 2026 and 2025 was earned in the United States. For the three and nine months ended September 30, 2026 and 2025, no customer represented more than 10% of the Company’s net revenue. As at September 30, 2026 and December 31, 2025, no customer represented more than 10% of the Company’s receivables.

A summary of the Company’s long-lived tangible assets disaggregated by geographic area is as follows:

Segments	Oregon	Michigan	New Jersey	Corporate	Total
	$	$	$	$	$
Non-current assets other than financial instruments:
As at September 30, 2026	5,692,028	3,036,715	12,518,740	38,053,898	59,301,381
As at December 31, 2025	5,427,304	3,630,499	10,978,203	7,433,952	27,469,958

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

23.	NON-CONTROLLING INTERESTS

The activity in non-controlling interests within shareholders’ equity for the three and nine months ended September 30, 2026 and year ended December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
	$	$
Balance, beginning of period	3,015,133	1,629,981
Sale of 20% ownership of GRMA	2,985,000	-
Dividends issued from Golden Harvest to minority owner	(356,800)	(115,000)
Dividends issued from GRMA to minority owner	(253,973)	-
Net income for the period attributed to non-controlling interest	1,980,212	1,500,152
Balance, end of period	7,369,572	3,015,133

During the nine months ended September 30, 2026, the Company sold 20% of its ownership in GRMA through the sale of 20 GRMA Units at a par value of $150,000 per unit for gross proceeds of $3,000,000 and paid issuance costs of $15,000. The GRMA Units pay a minimum cumulative non-compounded preferred return of 15% per annum on unreturned capital contributions. If required quarterly distributions are not paid within the specified grace period, the preferred return increases to 20% per annum, compounded quarterly, until paid.

Redeemable non-controlling interest

On August 20, 2026, GRNY issued 49 convertible preferred units (the “GRNY Preferred Units”) to a third-party investor for $10,000,000. The GRNY Preferred Units are entitled to distributions of $1,000,000 on August 20, 2027 and $2,000,000 on each anniversary thereafter, in priority to GRNY’s common units. Unpaid distributions accrue at 20% per annum. No distribution is payable if the units are converted or redeemed before a payment date, and no liability has been recognized as of September 30, 2026. Until August 20, 2031, the holder may convert all of the GRNY Preferred Units into SV Shares of the Company at $0.55 per share, increasing to $0.65 after 36 months and to $0.76 after 48 months. During the same period, GRNY may redeem all of the GRNY Preferred Units at 150% of the capital contribution, plus 15% per annum after the third anniversary and 49% of GRNY’s excess cash, in which case the Company would issue the holder 10,000,000 warrants exercisable at $0.60 per share for seven years. On a sale or change of control of GRNY, the holder is entitled to the greater of 49% of the proceeds and $19,837,500.

Because a deemed liquidation event is not solely within the Company’s control, the GRNY Preferred Units are classified as redeemable non-controlling interest outside of permanent equity. There are no fixed or determinable redemption requirements. As a deemed liquidation event was not probable as of September 30, 2026, the carrying amount has not been adjusted to the redemption amount. The net income or loss of GRNY is attributed to the GRNY Preferred Units using the hypothetical liquidation at book value (“HLBV”) method. Because the holder of the GRNY Preferred Units contributed all of GRNY’s capital, the net loss of GRNY of $1,089,393 for the three and nine months ended September 30, 2026 was attributed entirely to the redeemable non-controlling interest. The issuance of the GRNY Preferred Units had no effect on equity attributable to shareholders of the Company.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

23.	NON-CONTROLLING INTERESTS (CONTINUED)

The changes in redeemable non-controlling interest during the three and nine months ended September 30, 2026 were as follows:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
	$	$
Balance, beginning of period	-	-
Issuance of GRNY Preferred Units	10,000,000	10,000,000
Net loss attributed to redeemable non-controlling interest	(1,089,393)	(1,089,393)
Balance, September 30, 2026	8,910,607	8,910,607

24.	COMMITMENTS AND CONTINGENCIES

On September 22, 2022, the Securities and Exchange Commission (“SEC”) instituted administrative proceedings against the Company under Section 12(j) of the Securities Exchange Act of 1934 (the “Exchange Act”), alleging violations of the Exchange Act for failing to timely file its periodic reports. On June 22, 2026, the matter was dismissed.

In December 2025, ABCO entered into a cost-plus-fee agreement, without a guaranteed maximum price, with Blackwell & Associates (“Blackwell”), a related party (Note 20), for the Grandview Phase II project in Paulsboro, New Jersey, at an estimated cost of $1,430,000, including Blackwell’s fee. In September 2026, the agreement was amended to add the Grandview Phase III work, with a control budget of $1,327,850 before Blackwell’s fee (approximately $1,527,000 including the fee), on the same terms. ABCO may terminate the agreement for convenience without paying a termination fee.

Sea Craft, LLC Acquisition

On March 11, 2026, the Company, through its majority-owned subsidiary GRMA, entered into a Membership Interest Purchase Agreement with the members of Sea Craft, LLC (“Sea Craft”), the holder of an Illinois Adult Use Cannabis Craft Grower License. Pursuant to the agreement, and subject to receipt of the regulatory approvals necessary to consummate the transaction, GRMA agreed to acquire 49% of Sea Craft’s issued and outstanding ownership interests. The agreement also grants the majority holder of Sea Craft’s remaining issued and outstanding ownership interests an option, subject to certain conditions precedent, to require GRMA to purchase those remaining interests.

As at September 30, 2026, the regulatory approvals required to consummate the transaction had not been obtained, and accordingly, the acquisition had not closed.

GRNY loan commitment

On August 20, 2026, the holder of the GRNY Preferred Units (Note 23) committed to lend GRNY up to $5,000,000, at GRNY’s request, until August 20, 2027. Advances bear interest at 15% per annum, payable quarterly, are repayable on August 20, 2030 and rank senior to GRNY’s other debt. For each $1 advanced, the lender receives 0.901 warrants of the Company exercisable at $0.55 per share for five years. In consideration for the commitment, the Company owes 300,000 SV Shares, with a fair value of $138,000, which had not been issued as at September 30, 2026. No amounts had been advanced at September 30, 2026.

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

25.	VARIABLE INTEREST ENTITY

PharmaCann of New York, LLC (“PCNY”) is a New York licensed medical and adult-use cannabis operator. It runs a cultivation and processing facility in Hamptonburgh, New York and four dispensaries, and is wholly owned by PharmaCann Inc.

On August 20, 2026, GRNY, a 51%-owned consolidated subsidiary of the Company (Note 23), entered into three agreements with PCNY (together, the “PCNY Arrangement”). Under the goods and services agreement, GRNY provides operational and administrative support services to PCNY’s facilities. In return, GRNY is entitled to a management fee equal to the facilities’ revenues less their operating expenses. Under the secured line of credit, GRNY may advance up to $9,000,000 to PCNY, at GRNY’s sole discretion, to fund PCNY’s working capital and capital expenditures. Advances are secured by PCNY’s assets. Under the sublease, GRNY leases the Hamptonburgh facility from a third party and sublets it to PCNY.

The PCNY Arrangement is intended to support PCNY’s operations while GRNY and PharmaCann Inc. negotiate GRNY’s acquisition of PCNY. Any such acquisition is subject to regulatory approval. At September 30, 2026, no purchase agreements had been executed.

PCNY is a variable interest entity because its equity at risk is not sufficient to finance its activities without additional subordinated financial support. GRNY holds variable interests in PCNY through the management fee, the line of credit and the sublease.

The Company concluded that GRNY is not PCNY’s primary beneficiary. PCNY’s economic performance is driven most significantly by its cultivation, processing and dispensing operations, labor and hiring, capital and operating spending, its budget and business strategy, and its licences and regulatory matters. GRNY must obtain PCNY’s written authorization before taking any definitive action to operate the facilities. PCNY retains control of hiring, its licences and its regulatory relationships. Decisions on the budget, business strategy, material contracts and significant capital expenditure require the consent of both GRNY and PCNY, which are unrelated parties. GRNY therefore does not alone have the power to direct these activities, and does not consolidate PCNY.

The Company considered that GRNY’s economic exposure is disproportionate to its decision-making rights. That imbalance reflects New York regulations that reserve control of licensed operations to the licensee pending regulatory approval of a change in ownership.

At September 30, 2026, the carrying amount of GRNY’s variable interests in PCNY was $2,000,000, which also represents its maximum exposure to loss. This comprised a loan receivable from PCNY of $484,420, included in notes receivable, and a deposit of $1,515,580 paid toward the consideration for the proposed acquisition, included in other current assets. On closing, the deposit will be applied to the acquisition consideration. GRNY provided no other financial or other support to PCNY.

Maximum exposure to loss equals the amounts advanced to PCNY. No allowance for credit losses was recorded at September 30, 2026, as expected credit losses were not material. The undrawn $8,500,000 of the line of credit is excluded from the maximum exposure because GRNY has no unconditional obligation to make further advances.

GRNY is also the lessee of the Hamptonburgh facility and remains liable under that lease whether or not the sublease continues (see Note 11).

Grown Rogue International Inc.

Notes to the Condensed Consolidated Financial Statements

Unaudited

26.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued, and determined that the following subsequent events occurred as of that date:

On October 26, 2026, the Company’s shareholders approved a consolidation of the Company’s subordinate voting and multiple voting shares on the basis of one post-consolidation share for up to thirty pre-consolidation shares, as determined by the shareholder vote. The consolidation had not been effected as of the date these financial statements were issued.

On November 4, 2026, GRNY advanced an additional $1,000,000 to PCNY under the secured line of credit (Note 25), reducing the undrawn amount of the line of credit to $7,500,000.

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

In some cases you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of those terms or other comparable terminology that does not relate strictly to historical or factual matters. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results may vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested therein. Such forward-looking statements involve various risks and uncertainties and other factors, including those risks described in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) and in Part II, Item 1A – “Risk Factors” of this Quarterly Report, as may be updated from time to time in our periodic filings with the SEC which are accessible on the SEC’s website at www.sec.gov, and which may cause our actual results, levels of activities, performance or achievements to be materially different from any projected results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties. All forward-looking statements in this Quarterly Report apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report and in other filings we make with the SEC. Except as required by applicable law, including federal securities laws, we do not undertake to update or revise any of forward-looking statements to reflect subsequent events or conform those statements to actual results.

Business Overview

The Company is a vertically integrated, multi-state cannabis operator focused on high-quality, low-cost production of premium flower and pre-roll products. Through its subsidiaries, the Company cultivates, manufactures, possesses, and distributes cannabis in the United States, with operations in Oregon, Michigan and New Jersey, and with operations being provisioned in Illinois, New York and Minnesota. Flower-based products, including indoor flower, sungrown (outdoor) flower, and pre-rolls, remain the Company’s strategic focus, as flower continues to lead category share in most state markets.

The Company manages indoor and outdoor cultivation in the Rogue Valley of Southern Oregon, an indoor cultivation facility in Bay City, Michigan operated through Golden Harvests, LLC, and indoor cultivation in Paulsboro, New Jersey operated through ABCO Garden State, LLC. In New York, the Company’s 51%-owned subsidiary Grown Rogue New York, LLC entered into a lease of the Hamptonburgh facility (14 Hudson Crossing Drive, Montgomery, New York), a cannabis cultivation and processing facility, and a series of agreements with PharmaCann of New York, LLC during the third quarter of 2026. In Minnesota, the Company is building out a production facility in Fridley, Minnesota through Gopher Gardens, LLC. Each of these developments is discussed under “Recent Developments” below.

For a more detailed description of our business, history, products, brand strategy, and competitive positioning, refer to “Part I, Item 1. Business” in our Annual Report.

Recent Developments

In addition to events discussed elsewhere in this Quarterly Report, the following developments occurred during, or have a direct bearing on, the three and nine months ended September 30, 2026:

Acquisition of the remaining interest in Rogue EBC. On September 16, 2025, the Company entered into a Membership Interest Purchase Agreement to acquire the remaining 30% membership interest in Rogue EBC, LLC (“Rogue EBC”). On July 14, 2026, following receipt of regulatory approval, the Company completed the acquisition and obtained control of Rogue EBC, which has been consolidated from that date. Previously, the Company accounted for its interest in Rogue EBC as a joint venture using the equity method. Total cash consideration for the remaining interest was $1,500,000, comprising a $500,000 cash advance paid prior to closing and deferred cash consideration of $1,000,000, payable as $500,000 on January 14, 2027 and $500,000 on the earlier of first harvest and October 14, 2027. The Company does not expect any harvests at the Rogue EBC facility over the next 15 months. The transaction was accounted for as an asset acquisition under ASC 805. Total consideration was $2,431,831, comprising a $500,000 cash advance, $909,401 representing the combined initial present value of the deferred payments, and the $1,022,430 carrying amount of the Company’s previously held investment in Rogue EBC. Net assets acquired comprised cash, accounts payable and a lease liability, representing a net liability position of $2,598,501. A standalone fair value assessment indicated that the grow license, property and equipment and right-of-use asset had no fair value at the acquisition date due to the lack of local operational viability. Because no acquired asset could absorb the excess consideration without immediate impairment, the excess of $5,030,332 was recognized as a loss on acquisition in the third quarter of 2026. For further discussion, see Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

New York expansion. On August 20, 2026, Grown Rogue New York, LLC (“GRNY”), a subsidiary of the Company, completed the following transactions:

●	GRNY Preferred Units. GRNY issued 49 convertible preferred units (the “GRNY Preferred Units”) to a third-party investor for $10,000,000. The GRNY Preferred Units are entitled to priority distributions of $1,000,000 on August 20, 2027 and $2,000,000 on each anniversary thereafter, with unpaid distributions accruing at 20% per annum. Until August 20, 2031, the holder may convert all of the GRNY Preferred Units into SV Shares of the Company at $0.55 per share, increasing to $0.65 after 36 months and to $0.76 after 48 months. GRNY may redeem all of the GRNY Preferred Units at 150% of the capital contribution (plus additional amounts after the third anniversary), in which case the Company would issue the holder 10,000,000 warrants exercisable at $0.60 per share for seven years. Because a deemed liquidation event is not solely within the Company’s control, the GRNY Preferred Units are presented as redeemable non-controlling interest outside of permanent equity. Following the issuance, the Company holds a 51% interest in GRNY. For further discussion, see Note 23 to the unaudited condensed consolidated financial statements.

●	Hamptonburgh facility lease. GRNY commenced an absolute net operating lease of the Hamptonburgh facility, which it subleases to PCNY, with a 42-month initial term and a required 24-month extension or a $2,400,000 termination fee. The Company is reasonably certain to extend the lease, so the lease term is 66 months, ending February 2032. The Company recognized a right-of-use asset and lease liability of $22,500,000 each at commencement. The lease is guaranteed by the Company and Grown Rogue Unlimited, LLC.

●	Arrangements with PharmaCann of New York, LLC. GRNY entered into three agreements with PharmaCann of New York, LLC (“PCNY”) (together, the “PCNY Arrangement”): a goods and services agreement, under which GRNY provides operational and administrative support services to PCNY’s facilities in exchange for a management fee equal to the facilities’ revenues less their operating expenses; a secured line of credit, under which GRNY may advance up to $9,000,000 to PCNY, at GRNY’s sole discretion, to fund PCNY’s working capital and capital expenditures, secured by PCNY’s assets; and a sublease of the Hamptonburgh facility to PCNY. PCNY is a licensed New York medical and adult-use cannabis operator with a cultivation and processing facility and four dispensaries. The PCNY Arrangement is intended to support PCNY’s operations while GRNY and PharmaCann Inc. negotiate GRNY’s acquisition of PCNY. PCNY is a variable interest entity. GRNY was not its primary beneficiary at September 30, 2026, and PCNY was not consolidated. At September 30, 2026, GRNY’s maximum exposure to loss was $2,000,000, comprising a loan receivable of $484,420 and a deposit of $1,515,580 paid toward the consideration for the proposed acquisition, which will be applied to the acquisition consideration on closing. On November 4, 2026, GRNY advanced an additional $1,000,000 to PCNY under the secured line of credit, reducing the undrawn amount of the line of credit to $7,500,000. GRNY continues to negotiate definitive agreements for the acquisition of PCNY’s license and assets, which would be subject to regulatory approval; no purchase agreements had been executed as of the date of this Quarterly Report. For further discussion, see Notes 25 and 26 to the unaudited condensed consolidated financial statements.

●	GRNY loan commitment. The holder of the GRNY Preferred Units committed to lend GRNY up to $5,000,000 until August 20, 2027, at 15% per annum, repayable August 20, 2030. For each $1 advanced, the lender will receive 0.901 warrants of the Company exercisable at $0.55 per share for five years. In consideration for the commitment, the Company owes 300,000 SV Shares, with a fair value of $138,000, which had not been issued as at September 30, 2026. No amounts had been advanced at September 30, 2026. For further discussion, see Note 24 to the unaudited condensed consolidated financial statements.

Minnesota build-out. In May and September 2026, the landlord of the Company’s Fridley, Minnesota facility funded a tenant improvement allowance totaling $2,750,000. The Company repays the allowance as additional rent with interest at 14.5%, through monthly payments and a balloon payment due 36 months after each draw. The allowance is accounted for as a lease incentive, and at September 30, 2026, operating lease liabilities included $2,733,333 related to it. The balance related to the initial draw, presented within long-term debt at June 30, 2026, is presented within operating lease liabilities at September 30, 2026. In September 2026, the Company also commenced a ten-year, non-cancellable finance lease of HVAC equipment at the Fridley facility for fixed payments of $40,000 per month. At September 30, 2026, the related right-of-use asset was $2,521,031 and the lease liability was $2,557,594.

Illinois – SEA Craft. As previously disclosed, on March 11, 2026, the Company, through its 80%-owned subsidiary Grown Rogue Management Associates, LLC (“GRMA”), entered into a Membership Interest Purchase Agreement to acquire 49% of SEA Craft, LLC (“SEA Craft”), the holder of an Illinois Adult Use Cannabis Craft Grower License, together with related option arrangements for the remaining interests. The transaction is subject to regulatory approval by the Illinois Department of Agriculture. As at September 30, 2026, the required regulatory approvals had not been obtained, and the acquisition had not closed. To support the Illinois operation, during the first quarter of 2026 the Company sold a 20% non-controlling interest in GRMA, in the form of 20 preferred units (the “GRMA Units”), for net proceeds of $2,985,000. During the three and nine months ended September 30, 2026, GRMA paid preferred return distributions on the GRMA Units of $225,616 and $253,973, respectively.

ABCO Phase II and Phase III construction. As previously disclosed in our Annual Report, on December 8, 2025, ABCO entered into an agreement with Blackwell & Associates (“Blackwell”) for the construction of the Grandview Phase II project located at 1425 Grandview Avenue, Paulsboro, New Jersey, on a cost-plus-a-fee basis without a guaranteed maximum price. The total estimated cost is approximately $1,430,000. In September 2026, the agreement was amended to add the Grandview Phase III work, with a control budget of $1,327,850 before Blackwell’s fee (approximately $1,527,000 including the fee), on the same terms. Construction continued through the date of this report. Blackwell is considered a related party as it is controlled by the spouse of the majority owner of ABCO Holdings, Inc.

Functional currency change and warrant liability. Effective January 1, 2026, the Company changed its functional currency from the Canadian Dollar to the U.S. dollar, applied prospectively in accordance with ASC 830, Foreign Currency Matters. As a result, 4,000,000 warrants with CAD-denominated exercise prices no longer met the criteria for equity classification and were reclassified to a warrant liability of $1,539,665 on January 1, 2026. During the three and nine months ended September 30, 2026, the Company recorded an unrealized loss of $64,444 and an unrealized gain of $369,103, respectively, on changes in the fair value of the warrant liability, resulting in a warrant liability balance of $1,170,562 at September 30, 2026. For further discussion, see Notes 2.1 and 13.2 to the unaudited condensed consolidated financial statements.

Equity incentive awards. On July 21, 2026, the Company’s board of directors approved the grant of 400,000 stock options and 2,490,000 restricted share units (“RSUs”) to directors, officers and employees. The stock options have an exercise price of $0.42 (CAD$0.60) and expire on July 21, 2030. The RSUs vest in tranches through January 1, 2029. Certain of the awards provide for immediate vesting upon termination of the holder’s engagement with the Company. On January 12, 2026, the Company issued 200,000 SV Shares on the exercise of stock options for proceeds of $21,839. Total SV Shares issued and outstanding were 249,938,980 at September 30, 2026 (December 31, 2025 – 249,738,980).

Share consolidation. On October 26, 2026, the Company’s shareholders approved a consolidation of the Company’s subordinate voting and multiple voting shares on the basis of one post-consolidation share for up to thirty pre-consolidation shares. The consolidation had not been effected as of the date of this Quarterly Report, and share and per-share amounts in this Quarterly Report are presented on a pre-consolidation basis.

Vireo Growth reverse split. On June 5, 2026, Vireo Growth Inc. completed a 30-to-1 reverse split. The Company’s Vireo warrants now represent 333,333 warrants exercisable at $6.70 (CAD$9.51), and comparative amounts have been retroactively adjusted.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Significant items contributing to the change in net income (loss) are summarized below.

Total Revenues

All revenue for the three and nine months ended September 30, 2026 and 2025 was earned from product sales of cannabis flower and pre-roll products. Total revenue for the three months ended September 30, 2026 was $11,019,038, an increase of $2,504,770 or approximately 29% as compared to $8,514,268 for the three months ended September 30, 2025. For the nine months ended September 30, 2026, total revenue was $31,448,533, an increase of $7,774,095 or approximately 33% as compared to $23,674,438 for the nine months ended September 30, 2025. The increase in revenue was driven primarily by continued growth at our New Jersey operations, which contributed $4,863,295 to revenue in the current quarter (as compared to $3,378,777 in the prior-year quarter) and $12,648,361 for the year-to-date period (as compared to $7,806,451 in the prior-year period), together with year-over-year growth in the Oregon and Michigan operations. Michigan revenue includes Michigan cannabis excise taxes, which took effect January 1, 2026, of approximately $346,678 and $1,094,920 for the three and nine months ended September 30, 2026, respectively; the corresponding expense is included in general and administrative expenses. Revenue decreased compared to the second quarter of 2026 ($11,273,837), mainly because of lower Oregon and Michigan sales, partially offset by higher New Jersey sales.

Cost of Revenues and Gross Profit

Cost of finished cannabis inventory sold for the three months ended September 30, 2026 was $5,536,034, an increase of $680,790 or approximately 14% as compared to $4,855,244 for the three months ended September 30, 2025. For the nine months ended September 30, 2026, cost of finished cannabis inventory sold was $16,637,918, an increase of $3,540,736 or approximately 27% as compared to $13,097,182 for the nine months ended September 30, 2025. Cost of revenues increased at a lower rate than revenue, reflecting a greater proportion of higher-margin New Jersey sales.

Gross profit for the three months ended September 30, 2026 was $5,483,004 (a gross margin of approximately 50%), an increase of $1,823,980 or approximately 50% as compared to $3,659,024 for the three months ended September 30, 2025 (a gross margin of approximately 43%). For the nine months ended September 30, 2026, gross profit was $14,810,615 (a gross margin of approximately 47%), an increase of $4,233,359 or approximately 40% as compared to $10,577,256 for the nine months ended September 30, 2025 (a gross margin of approximately 45%).

Operating Expenses

Total operating expenses for the three months ended September 30, 2026 were $5,749,913, an increase of $2,359,800 or approximately 70% as compared to $3,390,113 for the three months ended September 30, 2025. For the nine months ended September 30, 2026, total operating expenses were $14,141,213, an increase of $3,554,828 or approximately 34% as compared to $10,586,385 for the nine months ended September 30, 2025.

The increase for the three months ended September 30, 2026 was driven principally by higher general and administrative expenses ($5,332,245 for the three months ended September 30, 2026 as compared to $2,964,469 in the prior-year quarter). This reflects headcount and infrastructure additions to support growth and expansion activities, including pre-operational costs of the new production locations in Minnesota, New York and Illinois, and Michigan cannabis excise taxes. Share-based compensation expense was $328,455 (prior-year quarter – $314,951), and depreciation expense was $89,213 (prior-year quarter – $110,693).

The year-to-date increase was driven principally by higher general and administrative expenses ($13,262,652 for the nine months ended September 30, 2026 as compared to $8,175,095 for the prior-year period), for the same reasons. This was partially offset by lower share-based compensation expense ($632,536 for the nine months ended September 30, 2026 as compared to $2,087,686 for the prior-year period), reflecting the timing of restricted share unit and stock option vesting, and lower depreciation expense ($246,025 as compared to $323,604 for the prior-year period).

Other Income (Expense)

Total other income (expense) was an expense of $5,466,537 for the three months ended September 30, 2026 as compared to income of $1,807,626 for the three months ended September 30, 2025, and was an expense of $8,709,061 for the nine months ended September 30, 2026 as compared to income of $6,035,261 for the nine months ended September 30, 2025.

The year-over-year changes were driven principally by:

●	the $5,030,332 loss on the acquisition of the remaining interest in Rogue EBC recognized in the third quarter of 2026 (see “Recent Developments”);

●	unrealized losses on the Vireo Growth warrant asset of $105,528 in the current quarter and $2,853,195 year-to-date, as compared to unrealized gains of $2,162,087 and $821,433, respectively, in the prior-year periods, reflecting the decline in Vireo Growth’s share price; and

●	the absence in 2026 of the $5,859,744 realized gain on the derivative liability recognized in 2025 on the extinguishment of the convertible debentures.

These were partially offset by unrealized gains on the interest rate swaps of $131,671 in the current quarter and $280,054 year-to-date (prior-year periods – losses of $24,242 and $51,896), an unrealized gain on the warrant liability of $369,103 year-to-date (current quarter – loss of $64,444), higher interest income of $46,264 in the current quarter and $192,807 year-to-date (as compared to $36,736 and $109,010, respectively), and a lower loss on the equity investment in Rogue EBC of $8,180 in the current quarter and $301,430 year-to-date (as compared to $75,733 and $344,153), as Rogue EBC was consolidated from July 14, 2026. Interest and accretion expense was $532,984 in the current quarter and $1,512,204 year-to-date (as compared to $410,925 and $1,101,649, respectively). The increase reflects the larger average outstanding balance under the Western Alliance Bank credit facility and interest on the Fridley tenant improvement allowance.

Income Tax Expense

Income tax expense was $3,154,693 for the three months ended September 30, 2026 as compared to $511,381 for the three months ended September 30, 2025. Income tax expense was $4,542,895 for the nine months ended September 30, 2026, as compared to $2,062,728 for the nine months ended September 30, 2025. The Company recorded income tax expense despite a pre-tax loss in 2026, resulting in effective tax rates of 55% and 57% for the three and nine months ended September 30, 2026, respectively. The effective tax rate for the three and nine months ended September 30, 2026 reflects the effect of IRC Section 280E on our income tax provision, the increase in our uncertain tax position liability, inclusive of interest and penalties, and the loss on acquisition of Rogue EBC, for which no tax benefit was recognized. As at September 30, 2026, the uncertain tax liability, inclusive of penalties and interest and net of net operating loss carry-forwards, was $12,094,117 (December 31, 2025 - $8,383,888) and is included in other non-current liabilities. The Company had deferred tax assets of $1,744,522 at September 30, 2026 (December 31, 2025 – $1,522,760) and has concluded that no valuation allowance is required. For further discussion, see Note 18 to the unaudited condensed consolidated financial statements.

Net Income (Loss)

Net loss for the three months ended September 30, 2026 was $8,888,139, as compared to net income of $1,565,156 for the three months ended September 30, 2025. For the nine months ended September 30, 2026, net loss was $12,582,554 as compared to net income of $3,963,404 for the nine months ended September 30, 2025. The net losses in 2026 include the $5,030,332 loss on the acquisition of Rogue EBC. Net loss attributable to shareholders was $9,078,320 for the current quarter and $13,473,373 year-to-date. Net income attributable to non-controlling interests was $1,279,574 and $1,980,212, respectively, and net loss attributable to the redeemable non-controlling interest was $1,089,393 for both periods. Net income attributable to the non-controlling interest in GRMA equals the 15% preferred return on the GRMA Units. GRNY’s net loss is attributed using the hypothetical liquidation at book value method and, because the holder of the GRNY Preferred Units contributed all of GRNY’s capital, was attributed entirely to the redeemable non-controlling interest. For further discussion, see Notes 3 and 23 to the unaudited condensed consolidated financial statements.

Segment Reporting

The Company operates in three reportable segments – Oregon, Michigan, and New Jersey – with general corporate and administrative expenses and the results of its Illinois, Minnesota and New York operations, which are being provisioned, included within “Corporate” to reconcile the reportable segments to the financial statements. The following summarizes performance by segment for the three and nine months ended September 30, 2026 and 2025:

For the three months ended September 30, 2026: net revenue of $3,132,868 (Oregon), $3,022,875 (Michigan), and $4,863,295 (New Jersey); gross profit of $795,906 (Oregon), $1,684,778 (Michigan), and $3,002,320 (New Jersey); and net income (loss) of $132,033 (Oregon), $759,563 (Michigan), $2,438,339 (New Jersey), and $(12,218,074) (Corporate).

For the three months ended September 30, 2025: net revenue of $2,598,413 (Oregon), $2,537,078 (Michigan), and $3,378,777 (New Jersey); gross profit of $587,794 (Oregon), $1,322,589 (Michigan), and $1,748,641 (New Jersey); and net income (loss) of $(48,725) (Oregon), $683,619 (Michigan), $1,146,738 (New Jersey), and $(216,476) (Corporate).

For the nine months ended September 30, 2026: net revenue of $9,641,175 (Oregon), $9,158,997 (Michigan), and $12,648,361 (New Jersey); gross profit of $2,556,276 (Oregon), $4,596,796 (Michigan), and $7,657,543 (New Jersey); and net income (loss) of $663,535 (Oregon), $1,374,907 (Michigan), $4,213,024 (New Jersey), and $(18,834,020) (Corporate). Michigan segment revenue includes approximately $1,094,920 of Michigan cannabis excise taxes.

For the nine months ended September 30, 2025: net revenue of $8,547,359 (Oregon), $7,320,628 (Michigan), and $7,806,451 (New Jersey); gross profit of $2,961,504 (Oregon), $3,472,102 (Michigan), and $4,143,650 (New Jersey); and net income (loss) of $1,086,684 (Oregon), $1,659,969 (Michigan), $2,707,534 (New Jersey), and $(1,490,783) (Corporate).

All revenue for the three and nine months ended September 30, 2026 and 2025 was earned in the United States. For the three and nine months ended September 30, 2026 and 2025, no customer represented more than 10% of the Company’s net revenue, and as at September 30, 2026 and December 31, 2025, no customer represented more than 10% of the Company’s accounts receivable.

Non-GAAP Financial Measures (EBITDA and Adjusted EBITDA)

In addition to financial measures presented in accordance with U.S. GAAP, management uses non-GAAP financial measures, including EBITDA and Adjusted EBITDA, to evaluate operating performance, for financial and operational decision-making, planning and forecasting purposes, and to compare results across accounting periods. EBITDA is defined as net income or loss before interest, taxes, depreciation and amortization, further adjusted to remove transaction costs, share-based compensation expense, accretion expense, gain or loss on derecognition of derivative liabilities, impairment of intangible assets, losses on acquisitions, and other non-cash items or items not representative of operational performance. Adjusted EBITDA is EBITDA further adjusted for the impact of significant or unusual transactions, including, where applicable, costs associated with business acquisitions and pre-opening operating costs of new production locations.

These non-GAAP financial measures do not have any defined meaning under U.S. GAAP and may not be comparable to similarly titled measures presented by other companies. They should be considered in addition to, and not as a substitute for, financial measures prepared in accordance with U.S. GAAP.

The following table provides a reconciliation of net income (loss), as reported, to EBITDA and Adjusted EBITDA (non-GAAP) for the three and nine months ended September 30, 2026 and 2025:

Adjusted EBITDA Reconciliation Table (Unaudited) (US$)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	(8,888,139)	1,565,156	(12,582,554)	3,963,404
Add back amortization of property and equipment included in cost of sales	659,253	895,472	2,236,290	1,987,906
Add back interest and accretion expense	532,984	410,925	1,512,204	1,101,649
Add back amortization of property and equipment	89,213	110,693	246,025	323,604
Add back income tax expense	3,154,693	511,381	4,542,895	2,062,728
EBITDA	(4,451,996)	3,493,627	(4,045,140)	9,439,291

Add back share-based compensation	328,455	314,951	632,536	2,087,686
Deduct gain on derivative liability	(131,671)	24,242	(280,054)	(5,807,848)
Deduct interest and other income (expense)	(143,260)	(156,439)	(338,943)	(851,782)
Add back changes in FV on warrants asset and liability	169,972	(2,162,087)	2,484,092	(821,433)
Add back loss on acquisition of Rogue EBC	5,030,332	-	5,030,332	-
Add back loss on equity investment in associate	8,180	75,733	301,430	344,153
Deduct GAAP bad debt conversion adjustment	-	(79,000)	-	(237,000)
Add back Golden Harvests acquisition costs	-	-	-	60,000
Add back pre-operational startup costs(1)	1,761,194	-	2,408,356	-
Adjusted EBITDA	2,571,206	1,511,027	6,192,609	4,213,067

(1)	During the three and nine months ended September 30, 2026, we incurred approximately $1,761,194 and $2,408,356, respectively, in pre-operational startup costs associated with the build-out of new production locations, including occupancy and pre-operational costs related to the Fridley, Minnesota production facility and the Hamptonburgh facility, offset by reimbursements from SEA Craft LLC. No such costs were incurred in the comparable 2025 periods.

Liquidity and Capital Resources

Sources of Liquidity

Our ability to generate cash in the short term is based upon sales from production and financing proceeds, and in the long term is based upon sales from production (including production from investments to increase output), growth by business acquisitions, or a combination thereof. Investments to increase production or acquire businesses may require further financing. We generate operating cash flows from sales of cannabis products, the margins on which contribute to coverage of our other operating costs. Historically, we have raised financing through debt and equity, including, during 2026, the sale of preferred equity interests in our GRMA and GRNY subsidiaries. These funds have been, and are expected to continue to be, invested in the business to improve yields, fund operating costs, and support strategic expansion.

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

We believe that our cash on hand at September 30, 2026, projected cash flows from current and future anticipated sales of finished goods, the undrawn GRNY loan commitment, and net proceeds from current and anticipated financing activities, will be sufficient to meet our liquidity and capital resource requirements for the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q, including our commitments in connection with the New York expansion.

Working Capital

At September 30, 2026 and December 31, 2025, our working capital was approximately $17,551,070 and $16,590,979, respectively, calculated as current assets less current liabilities (excluding the derivative liability and the warrant liabilities, in each case representing non-cash fair value items). Cash and cash equivalents were $16,602,268 at September 30, 2026 as compared to $11,371,834 at December 31, 2025. Total current assets were $30,740,946 at September 30, 2026 as compared to $22,178,714 at December 31, 2025. The increase reflects higher cash, and higher prepaid expenses and other current assets ($2,489,611 compared to $563,912), which include a $1,515,580 deposit paid toward the consideration for the proposed acquisition of PCNY.

Total current liabilities were $14,360,438 at September 30, 2026 as compared to $5,724,776 at December 31, 2025. The increase reflects:

●	higher accounts payable and accrued liabilities ($4,863,725 compared to $1,262,519), mainly from the start-up of the Minnesota and New York operations;

●	a higher current portion of operating lease liabilities ($2,824,083 compared to $844,421), mainly from the Hamptonburgh facility lease;

●	a higher current portion of business acquisition consideration payable ($1,468,315 compared to $455,844), including the deferred Rogue EBC consideration;

●	a higher current portion of long-term debt ($3,011,112 compared to $2,576,228);

●	the warrant liabilities of $1,170,562, reclassified to current liabilities effective January 1, 2026 in connection with the change in functional currency; and

●	income tax payable of $725,453 at September 30, 2026 (December 31, 2025 – $296,018).

We expect significant ongoing fluctuations in working capital over time as we continue to invest in expansion of cultivation capacity at ABCO Garden State, LLC and the build-out of operations in Illinois, Minnesota and New York. We have historically been able to meet commitments, modify debt maturities, and raise new financing as required to respond to changes in our liquidity position, although there is no guarantee we will be able to do so in the future.

Cash Flows

Cash and cash equivalents increased by $5,230,434 during the nine months ended September 30, 2026 to $16,602,268. This compares to an increase of $8,663,562 during the nine months ended September 30, 2025, from $4,917,708 at January 1, 2025 to $13,581,270 at September 30, 2025.

Operating Activities

Net cash provided by operating activities was $5,924,360 for the nine months ended September 30, 2026, as compared to net cash used in operating activities of $15,060 for the nine months ended September 30, 2025. The current-period result reflects $2,745,833 of tenant improvement allowance proceeds for the Fridley, Minnesota facility and approximately $4,465,705 of favorable changes in non-cash working capital, principally increases in the uncertain tax position liability ($3,710,229), accounts payable and accrued liabilities ($3,428,584) and income tax payable ($429,435), partially offset by increases in prepaid expenses ($1,787,699, including the deposit paid toward the consideration for the proposed acquisition of PCNY), accounts receivable ($986,692) and inventory ($328,152).

Investing Activities

Net cash used in investing activities was $12,065,101 for the nine months ended September 30, 2026, as compared to $2,339,779 for the nine months ended September 30, 2025. The current-period use was driven principally by $9,335,612 in property and equipment additions (as compared to $1,072,054 in the prior-year period), supporting the build-out of cultivation capacity at ABCO Garden State, LLC through the Grandview Phase II project and the Minnesota and Illinois expansion activities. It also included $1,984,419 in notes receivable advances (including $484,420 advanced to PCNY), $465,000 advanced on the purchase of the remaining Rogue EBC equity interest (partially offset by $35,879 of cash acquired on consolidation), a $200,000 security deposit, and $115,949 in payments of business acquisition consideration payable.

Financing Activities

Net cash provided by financing activities was $11,371,175 for the nine months ended September 30, 2026, as compared to $11,014,380 for the nine months ended September 30, 2025. Significant financing activities for the current period included:

●	$10,000,000 in proceeds from the issuance of the GRNY Preferred Units;

●	net proceeds of $2,985,000 from the sale of a 20% non-controlling interest in GRMA (gross proceeds of $3,000,000 less $15,000 of issuance costs);

●	$500,000 in proceeds from long-term debt and $21,839 from stock option exercises;

●	$1,507,273 in repayment of long-term debt and $17,618 in repayment of finance leases; and

●	$610,773 of distributions to non-controlling interests in subsidiaries.

Indebtedness

Our long-term debt and related obligations consist primarily of:

●	a senior secured credit facility (the “Credit Facility”) with Bridge Bank, a division of Western Alliance Bank (“WAB”), entered into on March 27, 2025 and amended and upsized on September 9, 2025, providing for maximum borrowings of up to $12,000,000 (fully drawn), with a four-year term and bearing interest at the greater of (a) the Secured Overnight Financing Rate plus 4.9% and (b) 9.0% per annum;

●	a secured note of GRU Properties, LLC dated January 12, 2024 in the principal amount of $1,285,000, maturing December 1, 2027;

●	secured promissory notes of ABCO Garden State, LLC issued from time to time under a $1,100,000 advance facility with PMW LLC, bearing interest at 16% per annum; and

●	a $450,000 convertible promissory note of ABCO dated October 17, 2024, bearing interest at 15% per annum and maturing October 17, 2027 (subject to extensions tied to the receipt of approval by the New Jersey Cannabis Regulatory Commission of GR Unlimited’s option to acquire equity of Nile of NJ LLC).

On May 14, 2025 and September 15, 2025, we entered into interest rate swap agreements with respect to the $7,000,000 and $5,000,000 tranches of the Credit Facility, which effectively fix the interest rate on those tranches at 8.07% and 7.53% per annum, respectively. At September 30, 2026, the interest rate swaps were a net derivative asset of $143,013 (December 31, 2025 – net derivative liability of $137,041).

In addition, GRNY has an undrawn commitment of up to $5,000,000 from the holder of the GRNY Preferred Units, available until August 20, 2027 (see “Recent Developments” and Note 24 to the unaudited condensed consolidated financial statements). The Fridley tenant improvement allowance of $2,750,000 is accounted for as a lease incentive within operating lease liabilities.

The Credit Facility contains negative covenants requiring that we maintain a fixed charge coverage ratio (as defined therein) of not less than 1.5 to 1.0 and a leverage ratio (as defined therein) of no more than 2.0 to 1.0, in each case as of the last day of any fiscal quarter. As of September 30, 2026, the Company believes it was in compliance with all financial covenants under the Credit Facility.

For a complete description of our long-term debt, derivative liability, and consideration payable on business acquisitions, refer to Notes 13, 14, 15, and 16 to the audited consolidated financial statements included in our Annual Report, and to Notes 12 and 13 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual Obligations and Commitments

Set out below are undiscounted minimum future lease payments after September 30, 2026 for the Company’s operating and finance leases.

●	Operating leases: total payments of approximately $67,717,556 ($1,364,388 for the remainder of 2026, $9,599,049 in 2027, $10,565,387 in 2028, $12,536,730 in 2029, $9,125,371 in 2030, and $24,526,631 thereafter), less unamortized interest of approximately $25,522,241, for a total operating lease liability of approximately $42,195,315.

●	Finance leases: total payments of approximately $4,997,624 ($243,750 for the remainder of 2026, $553,874 in 2027, $480,000 in each of 2028, 2029 and 2030, and $2,760,000 thereafter), less unamortized interest of approximately $2,252,714, for a total finance lease liability of approximately $2,744,910.

The increase from June 30, 2026 is mainly due to the Hamptonburgh facility lease, the Fridley tenant improvement allowance, and the Fridley HVAC equipment finance lease. For further discussion, see Note 11 to the unaudited condensed consolidated financial statements.

As of September 30, 2026, total long-term debt was approximately $11,768,758 (comprising a current portion of $3,011,112 and a non-current portion of $8,757,646), as compared to $12,733,162 at June 30, 2026. Total long-term debt payments are approximately $14,038,642 ($1,600,403 for the remainder of 2026, $3,699,307 in 2027, $2,825,805 in 2028, and $5,913,127 in 2029), less unamortized interest of approximately $2,269,884, resulting in a total long-term debt liability of approximately $11,768,758. For a complete description of the Company’s debt obligations, refer to Note 12 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other commitments at September 30, 2026 include:

●	deferred Rogue EBC consideration of $1,000,000 (undiscounted), payable in 2027;

●	GRNY’s secured line of credit to PCNY of up to $9.0 million, of which $8.5 million was undrawn at September 30, 2026 and is advanced at GRNY’s sole discretion (on November 4, 2026, GRNY advanced an additional $1,000,000 to PCNY, reducing the undrawn amount to $7,500,000); and

●	the ABCO Grandview Phase II and Phase III construction agreement with Blackwell, a related party, with estimated costs of approximately $1,430,000 and $1,527,000, respectively, including Blackwell’s fee (Note 24).

Off-Balance Sheet Arrangements

As described under “Recent Developments” and in Note 25 to the unaudited condensed consolidated financial statements, at September 30, 2026 GRNY held variable interests in PCNY, an unconsolidated variable interest entity. GRNY’s maximum exposure to loss was $2,000,000, and the undrawn $8.5 million of the line of credit is excluded from that amount because GRNY has no unconditional obligation to make further advances. On November 4, 2026, GRNY advanced an additional $1,000,000 to PCNY, reducing the undrawn amount of the line of credit to $7,500,000. The Company and Grown Rogue Unlimited, LLC have also guaranteed GRNY’s obligations under the Hamptonburgh facility lease. Other than these arrangements, during the three and nine months ended September 30, 2026 and 2025, we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the applicable rules of the SEC.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Significant areas requiring estimation and judgment include:

●	the assessment of transactions as business combinations or asset acquisitions;

●	the valuation and costing of inventory;

●	the impairment of long-lived and indefinite-lived intangible assets;

●	fair value measurements, including share-based compensation, derivative assets and liabilities, and warrant assets and liabilities;

●	the recoverability and measurement of deferred tax assets and liabilities;

●	the recognition and measurement of uncertain tax positions, including those arising under Section 280E of the Internal Revenue Code;

●	the determination of lease terms and incremental borrowing rates; and

●	the consolidation of entities in which we hold less than a majority of voting rights, or in which we hold variable interests, including the determination of whether we are the primary beneficiary of a variable interest entity.

During the three months ended September 30, 2026, significant judgments were applied in the following areas:

●	the accounting for the acquisition of the remaining interest in Rogue EBC as an asset acquisition, including the fair value assessment of the assets acquired and the recognition of the related loss on acquisition (Note 4);

●	the conclusion that GRNY was not the primary beneficiary of PCNY at September 30, 2026 (Note 25); and

●	the attribution of GRNY’s net income or loss to the redeemable non-controlling interest using the hypothetical liquidation at book value method (Notes 3 and 23).

Other than these items, there have been no material changes to our critical accounting policies and estimates from those disclosed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued and recently adopted accounting pronouncements and their expected impact, if any, on our consolidated financial statements, refer to Note 3 – Significant Accounting Policies in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and to Note 3 to the audited consolidated financial statements included in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes to Internal Controls and Procedures over Financial Reporting

Management, with the participation of the CEO and CFO, concluded that there were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

On September 22, 2022, the SEC instituted administrative proceedings against the Company under Section 12(j) of the Exchange Act, alleging violations of the Exchange Act for failing to timely file its periodic reports. On June 22, 2026, the matter was dismissed.

There are no pending legal proceedings to which we or our subsidiaries are a party or of which any of our property or assets is subject. There are no legal proceedings to which any of the directors, officers or affiliates or any associate of any such directors, officers or affiliates of either our company or our subsidiary is a party or has a material interest adverse to us.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Our pending acquisition of PCNY may not be completed, and our arrangements with PCNY expose us to financial and accounting risks we do not control.

Grown Rogue New York, LLC (“GRNY”) is negotiating definitive agreements to acquire the licenses and select assets of PharmaCann of New York, LLC (“PCNY”). Any acquisition will require New York regulatory approval. Pending the acquisition, GRNY provides support services to PCNY, lends to PCNY under a secured line of credit, has paid a deposit toward the acquisition consideration, and subleases the Hamptonburgh facility to PCNY while remaining liable under the master lease. PCNY retains control of its licenses and operations. At September 30, 2026, our maximum exposure to loss was $2,000,000, and GRNY advanced an additional $1,000,000 on November 4, 2026. If the acquisition is not completed, we could lose these amounts and remain liable under the lease. Signing definitive agreements may also require us to consolidate PCNY. Our financial statements would then include PCNY’s results, which depend on accounting policies, close timelines and internal controls we do not currently control.

Our Illinois operations depend on SEA Craft’s license, and our acquisition of an interest in SEA Craft remains subject to regulatory approval.

Our operations in Dwight, Illinois depend on the license of SEA Craft, LLC (“SEA Craft”). 49% acquisition of SEA Craft has not yet received regulatory approval. If approval is denied or conditioned, regulators find that our arrangements give us unapproved control of SEA Craft, or SEA Craft loses its license, we could lose our investment, remain liable under the guarantee and record impairment charges.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, there were no unregistered sales of equity securities that were not previously reported in a Current Report on Form 8-K. The issuance of the GRNY Preferred Units, which are convertible into SV Shares of the Company, and the Company’s agreement to issue 300,000 SV Shares and warrants in connection with the GRNY loan commitment, were reported in Item 3.02 of the Company’s Current Report on Form 8-K filed on August 25, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
3.1	Certificate of Incorporation dated September 22, 1978	20-F	0-53646	1.1	April 29, 2009
3.2	Articles of Amendment dated January 14, 1985	20-F	0-53646	1.2	April 29, 2009
3.3	Articles of Amendment dated August 16, 2000	20-F	0-53646	1.3	April 29, 2009
3.4	Articles of Amalgamation dated November 30, 2009	6-K	0-53646	–	December 1, 2009
3.5	Articles of Amendment, effective March 16, 2012	6-K	0-53646	–	March 9, 2012
3.6	Articles of Amendment, effective August 25, 2014	6-K	0-53646	–	August 20, 2014
3.7	Articles of Amendment, effective February 1, 2016	6-K	0-53646	–	February 4, 2016
3.8	Articles of Amendment, effective February 29, 2016	6-K	0-53646	–	March 9, 2016
3.9	Articles of Amendment, effective May 26, 2017	6-K	0-53646	–	April 28, 2017
3.10	Articles of Amendment, effective November 1, 2018	6-K	0-53646	–	November 5, 2018
3.11	Articles of Amendment, effective June 27, 2024	6-K	0-53646	6	July 5, 2024
3.12	Amended and Restated By-Law No. 1, enacted February 3, 2020	6-K	0-53646	1	December 2, 2020
10.1	Morton Commercial Lease Agreement, dated February 1, 2020, by and between David Pleitner, LLC and Golden Harvests, LLC, a subsidiary of the Registrant (“Golden Harvests”)	20-F	0-53646	4.3	March 13, 2024
10.2	Morton Annex Commercial Lease Agreement, dated December 21, 2021, by and between David Pleitner, LLC and Golden Harvests	20-F	0-53646	4.19	March 13, 2024
10.3	Lars Commercial Lease Agreement, dated July 1, 2021 by and between 2046 Lars, LLC and GR Gardens (as amended on December 20, 2021)	20-F	0-53646	4.18	March 13, 2024
10.4	Lease Agreement by and between Rainbow WBSE MN LLC and Grown Rogue Unlimited, LLC, dated December 5, 2025	10-Q	000-53646	10.4	August 5, 2026
10.5	Sublease Agreement by and between Grown Rogue Unlimited, LLC and Christian Stiers, dated December 5, 2025	10-Q	000-53646	10.5	August 5, 2026
10.6	Lease Guaranty by and between Grown Rogue International Inc. and Rainbow WBSE MN LLC, dated December 5, 2025	10-Q	000-53646	10.6	August 5, 2026
10.7	First Amendment to Commercial Lease Agreement (Lease Extension) by and between 2046 Lars, LLC and Grown Rogue Gardens, LLC, dated April 1, 2026	10-Q	000-53646	10.7	August 5, 2026
10.8	Option Agreement (21%), dated October 3, 2023, by and between ABCO and GR Unlimited	20-F	0-53646	4.41	March 13, 2024
10.9*	Operating Agreement of Grown Rogue New York, LLC, dated August 20, 2026
10.10*	Master Lease (Hamptonburgh facility) by and between [IIP affiliate], as landlord, and Grown Rogue New York, LLC, as tenant, dated August 20, 2026

Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date
10.11*	Guaranty of Lease by Grown Rogue International Inc. and Grown Rogue Unlimited, LLC in favor of [IIP affiliate], dated August 20, 2026
10.12*	Goods and Services Agreement by and between Grown Rogue New York, LLC and PharmaCann of New York, LLC, dated August 20, 2026
10.13*	Loan Agreement, Secured Promissory Note and Security Agreement by and between Grown Rogue New York, LLC, as lender, and PharmaCann of New York, LLC, as borrower, dated August 20, 2026
21	Subsidiaries of the Registrant	20-F	0-53646	8.1	March 13, 2024
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Executive Officer
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 of the Principal Financial Officer
32.1*	Section 1350 Certification of the Principal Executive Officer
32.2*	Section 1350 Certification of the Principal Financial Officer
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWN ROGUE INTERNATIONAL INC.

/s/ Obie Strickler
By:	Obie Strickler, President and Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 13, 2026

/s/ Andrew Marchington
By:	Andrew Marchington, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated:	November 13, 2026